Form 10-Q
period 1994-03-31
WEST COAST BANCORP /CA/
filed 1994-05-17
CIK 352187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       or

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ------- to -------

     FOR QUARTER ENDED MARCH 31, 1994        COMMISSION FILE NUMBER: 0-10897

                               WEST COAST BANCORP
             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                   95-3586860
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     4770 CAMPUS DRIVE, SUITE 100
     Newport Beach, California                    92660-1833
     (Address of principal executive offices)          (Zip Code)

      (Registrant's telephone number, including area code) (714) 757-6868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                     ----    ----
 Number of shares of common stock of the registrant outstanding as of April 30, 1994:
                                   9,192,942

                      WEST COAST BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(in thousands, except shares)                          March 31,   December 31,
    ASSETS                                                1994        1993
                                                       ---------------------
Cash and due from banks                                $ 19,111     $ 18,995
Interest-bearing deposits with banks                      4,377        4,377
Investment securities held to maturity - approximate market value
   of $18,503 and $16,612 in 1994 and 1993, respectively 18,609       16,317
Federal funds sold                                       29,600       36,800
Loans and direct lease financing held for sale            1,018        2,977

Loans and direct lease financing:
   Commercial                                            69,429       78,462
   Real estate - Construction                            23,370       27,558
   Real estate - Mortgage                                95,814       98,220
   Installment                                           14,892       16,874
   Direct lease financing                                   115            -
   Less unearned income and discounts                      (687)        (748)
                                                       ----------------------
                                                        202,933      220,366
Less allowance for possible credit losses                (6,240)      (5,557)
                                                       ----------------------
    Net loans and direct lease financing                196,693      214,809

Real estate owned                                         6,943        7,738
Premises and equipment, net                               5,329        5,550
Other assets                                              3,011        4,700
                                                       ----------------------
                                                       $284,691     $312,263
                                                       ======================
    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
    Demand, non-interest bearing                       $ 84,157     $ 96,053
    Savings, money market and interest bearing demand   103,597      104,731
    Time certificates under $100,000                     61,687       68,833
    Time certificates $100,000 or more                   17,923       23,333
                                                       ----------------------
Total deposits                                         $267,364     $292,950

   Notes payable to affiliates                              487          406
   Other borrowed funds                                      94          441
   10% convertible subordinated debentures                3,035        3,035
   Other liabilities                                      3,684        4,020
                                                       ----------------------
   Total liabilities                                    274,664      300,852

Shareholders' equity:
   Common stock, no par value - 30,000,000 shares authorized, 9,192,942
   shares issued and outstanding in 1994 and 1993        30,200       30,200
   Accumulated deficit                                  (20,173)     (18,789)
                                                       ----------------------
    Total shareholders' equity                           10,027       11,411
                                                       ----------------------
                                                       $284,691     $312,263
                                                       ======================
          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
(in thousands, except share data)                          1994          1993
                                                         ---------------------
Interest income:
   Loans, including fees                                $ 4,749      $6,439
   Investment securities                                    213         205
   Deposits with banks                                       36          14
   Federal funds sold                                       256         166
                                                        -----------------------
    Total interest income                                 5,254       6,824

Interest expense:
   Interest on deposits                                   1,421       1,917
   Other borrowed funds                                     132         144
                                                        -----------------------
   Total interest expense                                 1,553       2,061
                                                        -----------------------
   Net interest income                                    3,701       4,763

Provision for possible credit losses                      1,272         798
                                                        -----------------------
   Net interest income after provision
     for possible credit losses                           2,429       3,965

Other operating income                                      683         722

Other operating expenses                                  4,496       6,127
                                                        -----------------------
   Loss before income taxes                              (1,384)     (1,440)

Income tax expense                                            -           -
                                                        -----------------------
   Net loss                                             $(1,384)    $(1,440)

Accumulated deficit at beginning of period              (18,789)     (6,682)
                                                        -----------------------
Accumulated deficit at end of period                    (20,173)     (8,122)
                                                        =======================
Net loss per common share
   and common share equivalent                          $  (.15)     $ (.16)
                                                        =======================
Weighted average number of common
   and common equivalent shares                          9,192,942    9,168,942
                                                        =======================
          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
(in thousands )                                             1994         1993
                                                         ---------------------
Cash flows from operating activities:
   Net loss                                             $(1,384)     $(1,440)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                           254          275
    Provision for possible credit losses                  1,272          798
    Net change in receivables, payables
      and other assets                                    1,353         (694)
    Net write-downs of real estate owned                     85          434
    Proceeds from sales of loans originated for sale      2,516        2,313
    Loans originated for sale                            (1,679)      (2,209)
    Gain from sales of loans, net                          (175)        (101)
    (Gain) loss from sales of real estate owned, net       (259)         161
                                                        -----------------------
    Total adjustments                                     3,367          977
                                                        -----------------------
    Net cash provided by (used in) operating activities   1,983         (463)

Cash flows from investing activities:
   Proceeds from maturity of investment securities        1,874        3,593
   Purchase of investment securities                     (4,166)      (4,154)
   Net decrease in loans                                 16,636       19,799
   Proceeds from sales of loans and leases                   -         2,366
   Proceeds from sales of real estate owned               2,880        1,914
   Purchase of premises and equipment                       (33)        (138)
   Capital expenditures for real estate owned              (276)        (228)
                                                        -----------------------
    Net cash provided by investing activities            16,915       23,152


Cash flows from financing activities:
   Net decrease in deposits                             (25,586)     (13,785)
   Payments for notes payable to affiliates,
     subordinated debt and other borrowed funds            (471)         (45)
   Loan originated from affiliate                            75            -
                                                        -----------------------
    Net cash used in financing activities               (25,982)     (13,830)
                                                        -----------------------
Increase (decrease) in cash and cash equivalents         (7,084)       8,859

Beginning cash and cash equivalents                      60,172       48,084
                                                        -----------------------
Ending cash and cash equivalents                        $53,088      $56,943
                                                        =======================

                                                                  (Continued)

          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                  (Continued)

                                                          Three Months Ended
                                                               March 31,
(in thousands)                                            1994          1993
                                                        ---------------------
Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
    Interest                                            $ 1,582      $ 2,068
    Income taxes                                           (105)           -

Supplemental schedule of non-cash investing
      and financing activities:
    Transfer of loans to real estate owned              $ 1,814      $ 1,382
    Loans made to purchasers of real estate owned           309            -
    Senior debt recorded in acquisition of
      real estate owned                                     130          807



























          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1994

(1)       BASIS OF PRESENTATION

          The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three month periods ended March 31, 1994 and 1993 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

(2)       RECLASSIFICATIONS

          Certain reclassifications have been made in the 1993 financial statements to conform to the presentation in 1994.

(3)       NET LOSS PER SHARE

          The stock options, common stock warrants and 10% convertible subordinated debentures were not included in the net loss per share computations as the effect would have been anti-dilutive. Fully diluted loss per share approximates primary loss per share.

(4)       OTHER OPERATING INCOME

          A summary of other operating income follows:

                                                             Three Months Ended
                                                                  March 31,
(in thousands)                                                  1994    1993
                                                             ------------------
Depositor charges                                            $   332  $   404
Gain from sales of loans and leases, net                         176      101
Service charges, commissions and fees                            149      195
Other income                                                      26       22
                                                             ------------------

                                                             $   683  $   722
                                                             ==================

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1994

(5)       OTHER OPERATING EXPENSES

A summary of other operating expenses is as follows:

                                                             Three Months Ended
                                                                  March 31,
(in thousands)                                                 1994      1993
                                                            ------------------
Salaries and employee benefits                                $2,292  $ 2,775
Occupancy                                                        523      573
Depreciation and amortization                                    254      275
Collection                                                       228      159
Regulatory fees and assessments                                  222      238
Data processing                                                  200      220
Professional services                                            190      200
Customer service                                                 103      113
Advertising and promotion                                         75       93
Insurance                                                         75       81
Delivery and courier                                              68       66
Telephone and telefax                                             66       51
Stationery and supplies                                           55       74
Printing and postage                                              44       58
Credit investigation                                              36       80
Director fees                                                     28       77
Net cost of operation of real estate owned                       (62)     786
Miscellaneous                                                     99      208
                                                              -----------------

                                                              $4,496   $6,127
                                                              =================

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month period ended March 31, 1994 and 1993. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company posted losses of $1,384,000 or $.15 per share and $1,440,000 or $.16 per share during the three months ended March 31, 1994 and 1993.

The Company had total assets, loans and deposits as follows (in thousands):

                  March 31,     December 31,  March 31,    December 31,
                    1994           1993         1993           1992
                 -----------------------------------------------------
Total assets   $  284,691     $  312,263     $  347,265    $  361,741
Loans             203,951        223,343        254,757       279,014
Deposits          267,364        292,950        317,058       330,843

The reduction in assets resulted from a decrease in loans due to lower loan demand and more stringent underwriting standards, particularly at Sunwest Bank ("Sunwest"). The decrease in assets also resulted from Sunwest's capital position and its regulatory orders. Sunwest is operating under an Order to Cease and Desist (the "C&D Order") from the FDIC and an order from the State Banking Department (the "State Order"). Both orders require, among other things, maintenance of certain capital levels. Further Sunwest is signifi-cantly undercapitalized under the prompt corrective action provisions of the FDIC Improvement Act. Sunwest's capital position and the presence of its regulatory orders have made it difficult for Sunwest to compete with other financial institutions for deposits. Sunwest is expected to continue to lose loan and deposit volume in 1994. Loan and deposit growth are not anticipated until Sunwest's capital is increased.

The Company is exploring various alternatives for raising additional capital for the Company and Sunwest, including a possible rights/public offering by West Coast, possible private placements of securities or sale of its assets, including its interest in Sacramento First National Bank ("Sacramento First").

The federal banking agencies have broad powers to impose restrictions and sanctions on an institution classified as significantly undercapitalized. In the event West Coast is unable to raise the funds necessary to increase the Company's and Sunwest's capital levels and Sunwest continues to incur losses, the FDIC would take additional actions at Sunwest. Those actions may include the appointment of a conservator or receiver, the termination of insurance of deposits, the imposition of civil monetary penalties and removal or prohibition orders against institution-affiliated parties. If Sunwest was closed by the FDIC, the FDIC could enforce West Coast's guaranty and exercise its rights under the cross-guaranty provisions of Federal law to assess Sacramento First for any losses suffered by the FDIC in connection with the closure of Sunwest.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

Further, West Coast's liquidity is very limited and a cash shortfall is presently anticipated for the remainder of 1994. Although West Coast has certain options available to raise or conserve cash, its liquidity needs ultimately must be met by raising capital or selling assets. In the event that West Coast does not raise capital or sell assets, it is probable that West Coast would not be able to meet its current obligations and could be forced into bankruptcy.

If any of these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investments in the Company.

RESULTS OF OPERATIONS

GENERAL

The 1994 and 1993 losses resulted from lower net interest income, loan losses and costs and expenses associated with high levels of nonperforming assets.

NET INTEREST INCOME

Net interest income decreased $1,062,000 or 22% from the first three months of 1993 to the same period in 1994 primarily because of reduced loan volumes and lower interest rates. Average loans decreased $52.4 million or 20% for the three months ended March 31, 1994 as compared with 1993.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994


The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 1994 and 1993 (dollars in millions):

                                              Three Months Ended March 31,
                                                  1994        1993
                                                 Average     Average
    ASSETS                                   Balances Rates Balances Rates
                                            -------------------------------
Loans, net of
   unearned income
   and discounts                              $210.0   9.05% $262.4  9.81%
Investment securities                           17.1   4.98    16.1  5.08
Federal funds sold                              34.5   2.97    25.4  2.62
Interest-bearing
   deposits in
   other banks                                   4.4   3.29     1.3  4.41
                                              ------         ------
Total interest-earning
   assets                                      266.0   7.90   305.2  8.94

Allowance for possible
   credit losses                                (5.8)          (6.7)
Cash and due from banks                         22.7           27.0
Other assets                                    16.5           26.9
                                              ------         ------
                                              $299.4         $352.4
                                              ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Time deposits                                  $86.2   3.77% $118.1 4.00%
Savings deposits                                12.0   2.29    12.3 2.53
Interest-bearing
   demand deposits                              94.1   2.29    95.7 2.75
Other                                            5.0  10.47     5.8 9.98
                                               ------         ------
Total interest-bearing
   liabilities                                 197.3   3.15   231.9  3.56

Demand deposits                                 88.0           94.2
Other liabilities                                2.9            2.6
Shareholders' equity                            11.2           23.7
                                               ------         ------
                                              $299.4         $352.4
                                               ======         ======
Net interest margin                                    4.75%        5.38%
Net yield on interest-
   earning assets                                      5.57         6.24

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

The effects of declines in average assets, liabilities and interest rates on interest income and expense and net interest income are summarized as follows (in thousands):

                                                   Three Months Ended March 31,
                                                          1994 vs. 1993
                                                     Decrease Resulting From
                                                   ----------------------------
                                                       Asset/  Interest
                                                     Liability   Rate
        Changes in                                    Decline  Decline  Total
                                                     --------------------------
Interest income                                      $(1,111) $(459)  $ (1,570)
Interest expense                                        (334)  (174)      (508)
                                                    ---------------------------
Net interest income                                  $  (777) $(285)  $ (1,062)
                                                     ==========================

The declines in net interest income resulted primarily from volume declines in average earning assets and to a lesser extent rates.

The Company's ability to increase earning assets is limited by the capital levels that it and its principal subsidiaries are required to maintain. Sunwest is currently below certain regulatory capital requirements. See Capital Resources and Dividends. Consequently, Sunwest will not be able to significantly increase and may further decrease its assets until such time as it increases its capital to a level that will permit growth. Further, the Company's earning assets are expected to continue to decline.

Loans on which the accrual of interest had been discontinued at March 31, 1994 and 1993 amounted to $7,607,000 and $7,433,000, respectively. If these loans had been current throughout their terms, net interest income is estimated to have increased by approximately $243,000 and $188,000 in the first quarters of 1994 and 1993, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 36 basis points during the first quarter of 1994 and by approximately 24 basis points during the first quarter of 1993.

The yield on earning assets is expected to increase in the second quarter because the prime rate increased 25 basis points in March and 50 basis points in April. Rates on interest-bearing liabilities are also expected to increase as time deposits mature and reprice at higher rates. Demand deposits are expected to decrease at least 10% during the second quarter due to the loss of a large customer with a money order operation at Sunwest. No significant effect on liquidity or earnings is expected from losing this customer as the reduction in net interest income is expected to be offset by a reduction in expenses necessary to provide services to the customer.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                             1994    1993
                                                          ------------------
Allowance for possible credit losses
   balance at beginning of period                         $ 5,557   $ 6,512

Charge-offs                                                  (791)     (804)
Recoveries                                                    202        97
                                                          ---------------------
Net charge-offs                                              (589)     (707)

Provision for possible credit losses                        1,272       798
                                                          ---------------------
Allowance for possible credit losses
   balance at end of period                               $ 6,240   $ 6,603
                                                          =====================

A summary of net charge-offs (recoveries) follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                             1994     1993
                                                          -------------------
West Coast Bancorp                                        $   (35)  $     -
Sacramento First National Bank                                159        (1)
Sunwest Bank                                                  465       708
                                                          ---------------------
                                                          $   589   $   707
                                                          =====================

The provision for possible credit losses was higher for the three months ended March 31, 1994 than in 1993, reflecting the continued recession and depressed real estate values. Net charge-offs were lower in 1994 primarily at Sunwest where a decrease in gross charge-offs and an increase in recoveries occurred.

Management believes that the allowance for possible credit losses at March 31, 1994 of $6,240,000 or 3.06% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

A summary of nonperforming assets follows (dollars in thousands):

                                March 31,   December 31, March 31, December 31,
                                  1994        1993         1993        1992
                                ---------------------------------------------
Nonaccrual loans                  $7,607     $10,744       $7,433      $8,796
Loans 90 days past due and
   still accruing                    639         353          287         158
                                 --------------------------------------------
Total nonperforming loans          8,246      11,097        7,720       8,954
Real estate owned                  6,943       7,738       15,456      15,548
                                 --------------------------------------------
Total nonperforming assets       $15,189     $18,835      $23,176     $24,502
                                 ============================================
Nonperforming loans/Total loans    4.04%       5.04%        3.03%       3.21%
Nonperforming assets/Total assets  5.34        6.03         6.67        6.77
                                 ============================================

Nonperforming assets have decreased steadily from $24.5 million at December 31, 1992 to $15.2 million at March 31, 1994. The high levels of nonperforming assets as a percentage of assets are reflective of the current economic environment and depressed real estate values, particularly in southern California. While progress has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience high levels of nonperforming assets, charge-offs and provisions for possible credit losses.

Restructured loans totaled $5,557,000 at March 31, 1994 and were all performing in accordance with their current terms.

OTHER OPERATING INCOME

Other operating income decreased by $39,000 from the three months ended March 31, 1993 to the same period in 1994. See note (4) of the notes to consolidated financial statements. Depositor charges decreased $72,000 in the first quarter of 1994 as compared with 1993 as depositor charges declined at both Sacramento First and Sunwest.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

OTHER OPERATING EXPENSES

Other operating expenses have decreased by $1,631,000 from the first quarter of 1993 to the same period in 1994. See note (5) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                              1994   1993
                                                           ------------------
Other operating expenses                                    $4,496   $6,127
Other operating expenses (annualized)/
   Average assets                                            6.01%    6.95%
Other operating expenses/
   Interest and other operating income                       75.7%    81.2%
                                                           ===================

The net cost of operation of real estate owned decreased by $848,000 from the first quarter of 1993 to 1994. The Company recorded gains on the sale of real estate owned net of write-downs of $174,000 in 1994 as compared with write-downs and losses on sale totaling $595,000 in 1993. Other expenses associated with operating real estate owned decreased by $79,000 from 1993 to 1994, resulting primarily from lower volumes of real estate owned. West Coast's salaries decreased $232,000 as a result of the 1993 restructuring and other salary adjustments. Sacramento First and Sunwest decreased salaries by $132,000 and $119,000, respectively. Sunwest expects to see further decreases of approximately $1.0 million per year in salary expenses as the total number of employees decreased from 129 at March 31, 1994 to 97 at April 30, 1994. All other noninterest expenses decreased $300,000 as a result of lower asset levels, and management's cost control efforts.

INCOME TAXES

The Company did not record income tax benefits during the three months ended March 31, 1994 or 1993.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiaries are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments and Federal funds sold divided by total assets) was 21% at March 31, 1994 and 24% at December 31, 1993. Although liquidity is expected to be reduced at Sunwest from expected demand deposit run-off, the Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

                     WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

THE PARENT COMPANY

West Coast's liquidity is limited. West Coast has relied on sales of assets, and management service fees and dividends from its subsidiaries as sources of liquidity. West Coast does not expect to receive management service fees during 1994. Sunwest is prohibited from paying cash dividends. Regulatory dividend restrictions effectively limit Sacramento First's dividend to 1994 income without prior regulatory approval.

West Coast does not anticipate a dividend paid by Sacramento First until the fourth quarter of 1994 at the earliest. Sales of other real estate owned provided $316,000 and an income tax refund provided $105,000 during the first quarter of 1994. West Coast borrowed $75,000 from a director in March 1994 and is expected to borrow additional funds up to $75,000 during the second quarter of 1994. West Coast received $150,000 during the second quarter of 1994 from the sale of its remaining loans and the sale of loans previously charged off. Sale of real estate owned is expected to provide $118,000 during the third quarter of 1994. West Coast had cash totaling $102,000 at March 31, 1994.

West Coast anticipates expenditures during the remainder of 1994 will consist of debt service payments, advances to WCV, Inc. and other operating expenses, primarily salaries and employee benefits. West Coast's projected debt service for 1994 includes quarterly interest payments on the 10% subordinated deben-tures of $76,000 each and an annual principal payment on the notes payable to affiliates of $76,000. Advances to WCV, Inc. are not expected to exceed $265,000 during the remainder of 1994 and are primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses, will be approximately $575,000 during the remainder of 1994.

A cash shortfall is anticipated unless additional cash can be raised. West Coast may elect to limit repayments of the intercompany debt or interest payments on the subordinated debt, and/or incur additional debt. West Coast may not incur debt without the approval of the Federal Reserve Board. West Coast is exploring various alternatives for raising capital, including a possible rights/public offering, the possible private placement of securities or sale of its interest in Sacramento First. In the event that West Coast does not raise capital or sell assets, it is probable that West Coast would not be able to meet its current obligations and could be forced into bankruptcy. See "Capital Resources and Dividends."

                     WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

CAPITAL RESOURCES AND DIVIDENDS

The following table sets forth the tier 1 and total risk-based capital and leverage ratios as of March 31, 1994 for the Company, Sunwest and Sacramento
First:

                                                Tier 1    Total
                                               Capital   Capital    Leverage
                                                Ratio     Ratio      Ratio
                                             ----------------------------------
The Company                                      4.74 %    6.57 %    3.49 %
Sunwest                                          3.77      5.05      2.87
Sacramento First                                10.36     11.61      7.40
Regulatory minimum                               4.00      8.00      4.00  (a)

(a) Sunwest is subject to regulatory orders that require it to maintain a minimum leverage ratio of 6.5%.

In its most recent examination of Sunwest as of July 19, 1993, the FDIC noted that Sunwest was not in full compliance with the provisions of the C&D Order relating to maintaining specified levels of tier 1 and total risk-based capital. Subsequent to December 31, 1993, the FDIC notified Sunwest that is was deemed to be significantly undercapitalized under the prompt corrective action provisions of the FDIC Improvement Act. As a result of becoming significantly undercapitalized, Sunwest is not only subject to asset growth restrictions, and prohibitions on payment of dividends and management fees and the elimination of "pass through" deposit insurance for certain employee benefit accounts placed at Sunwest, but is also subject to other additional restrictions and sanctions being imposed by the FDIC which could include, among other things, a forced sale of Sunwest to another institution, further restrictions on growth or required shrinkage, and limitations on interest rates paid on deposits to prevailing rates in Sunwest's market area for deposits of comparable size and maturity.

In accordance with the prompt corrective action provisions of the FDIC Improvement Act, Sunwest submitted to the FDIC a capital restoration plan and West Coast submitted to the FDIC a guaranty of the capital restoration plan. The amount of such guaranty is limited to the lesser of (i) 5% of Sunwest's total assets at September 30, 1993, the date the FDIC deemed Sunwest to have notice that it was undercapitalized or (ii) the amount which is necessary to bring Sunwest into compliance with all applicable capital standards at the time Sunwest fails to comply with the capital restoration plan. The capital restoration plan provides that the anticipated primary source of additional capital for Sunwest will be provided by West Coast. West Coast is pursuing various methods for raising capital, including a possible rights/public offering, the possible private placement of securities or sale of its interest in Sacramento First. In addition to the infusion of capital by West Coast, Sunwest is attempting to augment its capital levels by increasing revenues, reducing overhead expenses, and improving asset quality.

                     WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

However, no assurance can be given that efforts to increase capital through an offering or otherwise will be successful. In the event additional capital is not obtained and Sunwest does not resume profitable operations, it is likely that there will be some form of further regulatory intervention in the operations of Sunwest. Such intervention could include, among other things, a forced sale of the voting equity of Sunwest to raise additional capital or a forced merger or sale of Sunwest under the prompt corrective action provisions of the FDIC Improvement Act or a closure of Sunwest by the bank's regulatory authorities. In addition, the FDIC would be permitted to enforce the provisions of the guaranty provided by West Coast and exercise its rights under the cross-guaranty provisions of Federal law to assess Sacramento First for the estimated losses suffered by the FDIC in connection with the failure of Sunwest. If any of these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investment in the Company.

Under the State Order, Sunwest Bank is required to, among other things, maintain a ratio of capital to total assets of at least 6.5%. Sunwest is not in compliance with this provision of the State Order.

Under the California Financial Code, the contributed capital of a state chartered bank, such as Sunwest, is deemed impaired when the bank has deficit retained earnings that exceed 40% of its contributed capital. When the contributed capital of a state chartered bank is impaired, the Superintendent is required to order the bank to correct such impairment within 60 days of such order. Unless the impairment is otherwise corrected within the 60 day period, the bank's board of directors is required to levy and collect an assessment on its outstanding common shares in accordance with Section 423 of the California Corporations Code. The aggregate amount of the assessment shall equal the minimum amount that is necessary to cure the impairment, which shall equal the amount that is necessary to increase the contributed capital to the quotient obtained by dividing the total accumulated deficit retained earnings by 40%.

If an assessment is levied, the shareholders of the bank are required to pay the assessment on a pro rata basis determined by the number of shares held by each shareholder. If a shareholder fails to pay the assessment within a specified time period, the assessed shares may be sold by the bank to satisfy the assessment. If no bidder offers to pay the assessment due on the shares, together with a penalty of 5% thereof, the shares shall be forfeited to the bank.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

On February 9, 1994, the Superintendent issued an order to Sunwest advising it that its contributed capital was impaired under the provisions of the California Financial Code in the amount of $279,000 and that the Bank must correct such impairment of its contributed capital within 60 days of the order. Under the provisions of the California Financial Code, the amount necessary to correct the impairment as of December 31, 1993 was approximately $700,000. Since Sunwest did not correct such impairment, Sunwest's Board of Directors levied an assessment on Sunwest's outstanding shares of common stock, all of which are owned by West Coast. No date for payment of such assessment has yet been set. On May 6, 1994, the Superintendent issued another order to Sunwest advising it that as of March 31, 1994 its contributed capital was now impaired in the aggregate amount of $1,414,000. The amount necessary to correct the aggregate impairment as of March 31, 1994 was approximately $3,535,000. In the event the additional amount of the impairment is not corrected within 60 days of the order, Sunwest's Board of Directors will have to levy an additional assessment. In the event that West Coast cannot pay the assessment due on any of those shares, such shares, or a portion thereof, could be sold to a bidder who is willing to pay the assessment and penalty thereon or could be forfeited to Sunwest if no such bidder is willing to pay such amount. Any such sale of Sunwest's outstanding common stock would reduce or possibly eliminate West Coast's ownership in Sunwest, which would, in turn, result in a substantial diminution or the elimination of value of the West Coast shareholders' interest in the Company.

The Company had no material commitments for capital expenditures as of March 31, 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

                                 March 31, 1994

                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------------
   NONE

Item 2. Changes in Securities
- -----------------------------------
   NONE

Item 3. Defaults Upon Senior Securities
- ---------------------------------------------
   NONE

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------------
   NONE

Item 5. Other Information
- -------------------------------
   NONE

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------------
   (a)  Exhibits

   NONE

   (b)  Reports on Form 8-K

   NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WEST COAST BANCORP





           /s/John B. Joseph                           May 13, 1994
           -----------------------------------------   ----------------------
           John B. Joseph                              Date
           Chief Executive Officer





           /s/Frank E. Smith                           May 13, 1994
           -----------------------------------------   ----------------------
           Frank E. Smith                              Date
           Chief Financial Officer