Form 10-Q
period 1994-06-30
WEST COAST BANCORP /CA/
filed 1994-08-15
CIK 352187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       or

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from N/A to N/A

     FOR QUARTER ENDED JUNE 30, 1994         COMMISSION FILE NUMBER: 0-10897

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
 Number of shares of common stock of the registrant outstanding as of July 29, 1994:
                                   9,192,942

                      WEST COAST BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands, except shares)                          June 30,    December 31,
    ASSETS                                               1994         1993
                                                       ---------------------
Cash and due from banks                                $ 10,633    $  18,995
Interest-bearing deposits with banks                      3,000        4,377
Investment securities held to maturity - approximate
  market value of $1,373 and $16,392 in 1994 and 1993,
  respectively                                            1,396       16,317
Investment securities held for sale                       2,002            -
Federal funds sold                                       12,200       36,800
Loans and direct lease financing held for sale              220        2,977

Loans and direct lease financing                        110,677      220,366
Less allowance for possible credit losses                (4,446)      (5,557)
                                                      ----------------------
    Net loans and direct lease financing                106,231      214,809

Real estate owned                                         5,334        7,738
Premises and equipment, net                               2,964        5,550
Net assets held for sale                                  6,750            -
Other assets                                              1,296        4,700
                                                      ----------------------
                                                      $ 152,026    $ 312,263
                                                      ======================
    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing                       $ 41,431    $  96,053
    Savings, money market & interest
     bearing demand                                      43,230      104,731
    Time certificates under $100,000                     44,025       68,833
    Time certificates $100,000 or more                    8,815       23,333
                                                      ----------------------
    Total deposits                                      137,501      292,950

  Notes payable to affiliates                               537          406
  Other borrowed funds                                      854          441
  10% convertible subordinated debentures                 3,035        3,035
  Other liabilities                                       2,110        4,020
                                                      ----------------------
  Total liabilities                                     144,037      300,852

Shareholders' equity:
  Common stock, no par value - 30,000,000 shares
    authorized, 9,192,942 shares issued and
    outstanding in 1994 and 1993                         30,200       30,200
  Accumulated deficit                                   (22,211)     (18,789)
                                                      ----------------------
    Total shareholders' equity                            7,989       11,411
                                                      ----------------------
                                                       $152,026    $ 312,263
                                                      ======================

          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                        Six Months Ended     Three Months Ended
(in thousands,                              June 30,             June 30,
 except per share data)                 1994       1993      1994        1993
                                      ----------------------------------------
Interest income:
  Loans, including fees                $  9,561  $ 12,438  $  4,812  $  5,999
  Investment securities                     446       412       233       207
  Deposits with banks                        79        29        43        15
  Federal funds sold                        439       326       183       160
                                      ----------------------------------------
    Total interest income                10,525    13,205     5,271     6,381

Interest expense:
  Interest on deposits                    2,690     3,697     1,269     1,780
  Other borrowed funds                      263       286       131       142
                                      ----------------------------------------
  Total interest expense                  2,953     3,983     1,400     1,922
                                      ----------------------------------------
  Net interest income                     7,572     9,222     3,871     4,459

Provision for possible
  credit losses                           2,144     5,047       872     4,249
                                      ----------------------------------------
  Net interest income
    after provision for
    possible credit losses                5,428     4,175     2,999       210

Other operating income                    1,846     1,414     1,163       692

Other operating expenses                  8,783    11,848     4,287     5,721
Loss on liquidation of WCV, Inc.            100       300       100       300
Loss on proposed sale
  of Sacramento First                     1,800         -     1,800         -
                                      ----------------------------------------
  Loss before income taxes               (3,409)   (6,559)   (2,025)   (5,119)

Income tax expense                           13         7        13         7
                                      ----------------------------------------
  Net loss                             $ (3,422) $ (6,566) $ (2,038) $ (5,126)

Accumulated deficit at
  beginning of period                   (18,789)   (6,682)  (20,173)   (8,122)
                                      ----------------------------------------
Accumulated deficit at
  end of period                         (22,211)  (13,248)  (22,211)  (13,248)
                                      ========================================
Net loss per common share
  and common share equivalent          $   (.37) $   (.72) $   (.22) $   (.56)
                                      ========================================
Weighted average number of common
  and common equivalent shares            9,193     9,177     9,193     9,186
                                      ========================================

          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months Ended
                                                             June 30,
(in thousands)                                         1994           1993
                                                       --------------------
Cash flows from operating activities:
  Net loss                                             $ (3,422)   $  (6,566)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                           514          548
    Provision for possible credit losses                  2,144        5,047
    Net change in receivables, payables
      and other assets                                    1,982         (496)
    Net write-downs of real estate owned                    187        1,288
    Proceeds from sales of loans
      originated for sale                                 3,603        3,608
    Loans originated for sale                            (2,781)      (3,331)
    Gain from sales of loans, net                          (859)        (221)
    Gain from sales of real estate owned, net              (287)        (187)
    Loss on discontinued business                         1,900          300
                                                      ----------------------
    Net cash provided by (used in)
      operating activities                                2,981          (10)

Cash flows from investing activities:
  Proceeds from maturity of investment securities         3,449        6,613
  Purchase of investment securities                      (6,172)      (6,630)
  Net decrease in loans                                  23,131       14,496
  Proceeds from sales of loans and leases                 3,762        2,313
  Proceeds from sales of real estate owned                4,069        5,815
  Purchase of premises and equipment                        (38)        (275)
  Proceeds from sales of premises and equipment              68            -
  Capital expenditures for real estate owned               (460)        (360)
  Decrease in cash and cash equivalents
   from proposed sale of Sacramento First               (15,400)           -
                                                      ----------------------
    Net cash provided by investing activities            12,409       21,972

Cash flows from financing activities:
  Net decrease in deposits                              (49,380)     (23,513)
  Payments for notes payable to affiliates,
    subordinated debt and other borrowed funds             (449)      (1,150)
  Loan proceeds from affiliate                              100            -
  Shares issued to employee                                   -           24
                                                      ----------------------
    Net cash used in financing activities               (49,729)     (24,639)
                                                      ----------------------
Decrease in cash and cash equivalents                   (34,339)      (2,677)

Beginning cash and cash equivalents                      60,172       48,084
                                                      ----------------------
Ending cash and cash equivalents                      $  25,833    $  45,407
                                                      ======================
                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Continued)

                                                          Six Months Ended
                                                             June 30,
(in thousands)                                         1994           1993
                                                       ---------------------
Supplemental disclosures of cash flow information:
  Cash (received) paid during the period for:
    Interest                                              $ 3,133   $  4,090
    Income taxes                                              (98)         7

Supplemental schedule of non-cash investing
     and financing activities:
    Transfer of loans to real estate owned                $ 2,483   $  3,325
    Senior debt recorded in acquisition of
     real estate owned                                        987      1,026
    Loans made to purchasers of real estate owned             309      1,370
    Loans assumed by purchasers of real estate owned           94          -



































          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1994

(1)    BASIS OF PRESENTATION

       West Coast Bancorp entered into a definitive agreement on June 22, 1994 to sell Sacramento First National Bank ("Sacramento First"). All assets and liabilities of Sacramento First are included in "Net assets held for sale" at June 30, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods. See "Management's discussion and analysis - general" and Note 5 for additional details. The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three month periods ended June 30, 1994 and 1993 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

(4)    LOANS AND DIRECT LEASE FINANCING

       A summary of loans and direct lease financing follows:

       (in thousands)                                   June 30,  December 31,
                                                          1994        1993
                                                      ----------------------
       Commercial                                      $ 42,580    $  78,462
       Real estate - Construction                         1,519       27,558
       Real estate - Mortgage                            60,310       98,220
       Installment                                        6,551       16,874
       Direct lease financing                               108            -
       Less unearned income and discounts                  (391)        (748)
                                                      ----------------------
       Loans and direct lease financing                $110,677    $ 220,366
                                                      ======================

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1994

(5)    NET ASSETS HELD FOR SALE

       Net assets held for sale representing all assets and liabilities of Sacramento First at June 30, 1994 are as follows:

       (in thousands)                                               Amount
                                                                   -----------
       Cash and due from banks                                     $   8,423
       Interest-bearing deposits with banks                            1,377
       Investment securities                                          15,642
       Federal funds                                                   5,600
       Loans and direct financing leases                              80,161
       Real estate owned                                               1,962
       Premises and equipment                                          2,042
       Other assets                                                    1,601
       Deposits                                                     (106,069)
       Other borrowed funds                                             (749)
       Other liabilities                                                (981)
       Minority interest                                                (459)
       Accrued loss on proposed sale
         of Sacramento First                                          (1,800)
                                                                   -----------
                                                                   $   6,750
                                                                   ===========

(6)    OTHER OPERATING INCOME

       A summary of other operating income follows:

                                      Six Months Ended    Three Months Ended
                                         June 30,             June 30,
       (in thousands)                 1994       1993     1994        1993
                                    -----------------------------------------
       Gain from sales of loans
         and leases, net            $     859 $     221 $     683 $    120
       Depositor charges                  662       838       330      434
       Service charges, commissions
         and fees                         282       300       133      105
       Other income                        43        55        17       33
                                    -----------------------------------------

                                    $   1,846 $   1,414 $   1,163 $    692
                                    =========================================

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1994

(7)    OTHER OPERATING EXPENSES

       A summary of other operating expenses is as follows:

                                      Six Months Ended    Three Months Ended
                                         June 30,             June 30,
       (in thousands)                 1994       1993     1994        1993
                                    -----------------------------------------
       Salaries and employee
         benefits                   $   4,219 $   5,284 $   1,927 $  2,509
       Occupancy                        1,033     1,167       510      594
       Depreciation and
         amortization                     514       548       260      273
       Professional services              481       441       291      241
       Regulatory fees
         and assessments                  443       479       221      241
       Data processing                    383       422       183      202
       Collection                         363       342       135      183
       Customer service                   187       220        84      107
       Advertising and promotion          153       204        78      111
       Insurance                          145       159        70       78
       Delivery and courier               131       138        63       72
       Printing and postage               122       131        78       73
       Net cost of operation of
         real estate owned                113     1,342       175      556
       Stationery and supplies             94       147        39       73
       Director fees                       59       155        31       78
       Miscellaneous                      343       669       142      330
                                    -----------------------------------------

                                    $   8,783 $  11,848 $   4,287 $  5,721
                                    =========================================

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the six and three month periods ended June 30, 1994 and 1993. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company posted losses of $3,422,000 or $.37 per share and $2,038,000 or $.22 per share during the six and three months ended June 30, 1994, respectively, and $6,566,000 or $.72 per share and $5,126,000 or $.56 per share during the same respective periods in 1993.

On June 22, 1994, West Coast announced the signing of a definitive agreement among Business & Professional Bank, Sacramento First National Bank ("Sacramento First"), and West Coast providing for the acquisition of its majority owned subsidiary, Sacramento First by Business & Professional Bank.

Completion of the transaction is subject to, among other things, the receipt of necessary regulatory approvals from the state and federal banking agencies as well as the approval of the shareholders of both Business & Professional Bank and Sacramento First. West Coast, which owns 94% of Sacramento First's common shares, has agreed to vote its shares in favor of the transaction. The sale is expected to close during the fourth quarter of 1994 and to provide West Coast with approximately $3.6 million of cash and approximately $2.3 million in Business & Professional Bank's common stock based upon Business & Professional's book value per common share as of the end of the month immediately preceding the consummation of the transaction. A contingent payment of up to $940,000 may be received by West Coast from three to five years after the sale date based on the performance of Sacramento First's loan portfolio and real estate owned. All assets and liabilities of Sacramento First are included in "Net assets held for sale" at June 30, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods.

Exclusive of Sacramento First's earnings and loss on sale, the Company's loss would have been $1,928,000 and $450,000 for the six and three months ended June 30, 1994 as compared with $6,023,000 and $4,831,000 for the same periods in 1993.

The Company had total assets, loans and deposits as follows (in thousands):

                                  June 30, December 31,  June 30,  December 31,
                                   1994      1993         1993       1992
                               --------------------------------------------
Total assets                    $152,026  $ 312,263    $ 331,706  $ 361,741
Loans                            110,897    223,343      254,993    279,014
Deposits                         137,501    292,950      307,330    330,843

Total assets, loans and deposits of Sacramento First that have been netted into "Net Assets Held for Sale" at June 30, 1994 were $116,808, $81,004 and $106,069, respectively.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

Remaining reductions in assets resulted from a decrease in loans due to lower loan demand and more stringent underwriting standards, particularly at Sunwest Bank ("Sunwest"). The decrease in assets also resulted from Sunwest's capital position and its regulatory orders. Sunwest is operating under an Order to Cease and Desist (the "C&D Order") from the FDIC and an order from the State Banking Department (the "State Order"). Both orders require, among other things, maintenance of certain capital levels. Further, Sunwest is signifi-cantly undercapitalized under the prompt corrective action provisions of the FDIC Improvement Act. Sunwest's capital position and the presence of its regulatory orders have made it difficult for Sunwest to compete with other financial institutions for deposits. Loan and deposit growth are not anticipated until Sunwest's capital is increased.

The federal banking agencies have broad powers to impose restrictions and sanctions on an institution classified as significantly undercapitalized. In the event Sunwest continues to incur losses, and West Coast is unable to raise the funds necessary to increase the Company's and Sunwest's capital levels, the FDIC would take additional actions at Sunwest. Those actions may include the appointment of a conservator or receiver or the termination of insurance of deposits.

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

If these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investments in the Company.

RESULTS OF OPERATIONS

GENERAL

The 1994 losses were significantly affected by recording an estimate of the loss on the proposed sale of Sacramento First. The 1993 losses resulted from lower net interest income, loan losses and costs and expenses associated with high levels of nonperforming assets.

NET INTEREST INCOME

Net interest income decreased $1,650,000 or 18% from the first half of 1993 to the first half of 1994 and by $588,000 or 13% from the second quarter of 1993 to the second quarter of 1994 because of reduced loan volumes. Average loans decreased by $55 million or 21% from the first half of 1993 to the first half of 1994.

Average earning assets and average interest-bearing liabilities will decrease in the third quarter as a result of the proposed sale of Sacramento First. Sacramento First's average earning assets and average interest-bearing liabilities (included in the consolidated total) were approximately $107 million and $78 million, respectively for the six and three months ended June 30, 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the six and three month periods ended June 30, 1994 and 1993 (dollars in millions):

                                                Six Months Ended June 30,
                                                1994                1993
                                           Average  Yields/   Average  Yields/
ASSETS                                     Balance  Rates     Balance   Rates
                                           ------------------------------------
Loans, net of unearned income
  and discounts                            $203.9    9.38%     $258.7     9.62%
Investment securities                        17.9    4.98        16.5     5.00
Federal funds sold                           26.6    3.30        24.2     2.69
Interest-bearing deposits
  in other banks                              4.4    3.61         1.4     4.25
                                           ------------------------------------
Total interest-earning assets               252.8    8.33       300.8     8.78

Allowance for possible credit losses         (5.9)               (6.6)
Cash and due from banks                      19.3                26.4
Other assets                                 16.0                25.2
                                           ------------------------------------
                                           $282.2              $345.8
                                           ====================================
LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                               $79.1    3.84%     $112.7     3.99%
Savings deposits                             12.1    2.27        12.2     2.50
Interest-bearing demand deposits             92.0    2.25        95.4     2.72
Other                                         5.1   10.24         5.5    10.45
                                           ------------------------------------
Total interest-bearing liabilities          188.3    3.14       225.8     3.53

Demand deposits                              80.4                94.7
Other liabilities                             3.0                 2.5
Shareholders' equity                         10.5                22.8
                                           ------------------------------------
                                           $282.2              $345.8
                                           ====================================
Net interest margin                                  5.19%                5.25%
Net yield on interest-earning assets                 5.99                 6.13

                                                                   (Continued)

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

(Continued)                                     Three Months Ended June 30,
                                                1994                1993
                                           Average  Yields/   Average  Yields/
ASSETS                                     Balance   Rates    Balance   Rates
                                           ------------------------------------
Loans, net of unearned income
  and discounts                            $197.8    9.73%     $254.9     9.41%
Investment securities                        18.7    4.99        16.8     4.92
Federal funds sold                           18.7    3.92        23.1     2.77
Interest-bearing deposits
  in other banks                              4.4    3.93         1.5     4.11
                                           ------------------------------------
Total interest-earning assets               239.6    8.80       296.3     8.61

Allowance for possible credit losses         (5.9)               (6.6)
Cash and due from banks                      15.9                25.9
Other assets                                 15.4                23.6
                                           ------------------------------------
                                           $265.0              $339.2
                                           ====================================
LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                              $ 72.0    3.92%     $107.4     3.98%
Savings deposits                             12.1    2.21        12.0     2.46
Interest-bearing demand deposits             90.0    2.21        95.0     2.69
Other                                         5.2   10.02         5.2    10.97
                                           ------------------------------------
Total interest-bearing liabilities          179.3    3.12       219.6     3.50

Demand deposits                              72.8                95.2
Other liabilities                             3.1                 2.4
Shareholders' equity                          9.8                22.0
                                           ------------------------------------
                                           $265.0              $339.2
                                           ====================================
Net interest margin                                  5.68%                5.11%
Net yield on interest-earning assets                 6.46                 6.02

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1994 versus 1993 periods are summarized as follows (in thousands):

                    Six Months Ended June 30,      Three Months Ended June 30,
                    ----------------------------   ----------------------------
                    Asset/     Interest            Asset/    Interest
                    Liability  Rate                Liability Rate
Changes in          Changes    Changes  Total      Changes   Changes   Total
                    ----------------------------   ----------------------------
Interest income      $(2,452)  $  (228) $(2,680)   $(1,367)  $  257   $(1,110)
Interest expense        (708)     (322)  (1,030)      (376)    (146)     (522)
                    ----------------------------------------------------------
Net interest
  income             $(1,743)  $    93  $(1,650)   $  (991)  $  403   $  (588)
                    ==========================================================

The declines in net interest income resulted primarily from volume declines in average earning assets.

The Company's ability to increase earning assets is limited by the capital levels that it and Sunwest Bank are required to maintain. Sunwest is currently below certain regulatory capital requirements. See "Capital Resources and Dividends." Consequently, Sunwest will not be able to significantly increase and may further decrease its assets until such time as it increases its capital to a level that will permit growth.

Loans on which the accrual of interest had been discontinued at June 30, 1994 and 1993 amounted to $3,794,000 and $9,618,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $110,000 and $207,000 in the second quarters of 1994 and 1993, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 18 basis points during the second quarter of 1994 and by approximately 28 basis points during the second quarter of 1993.

The yield on interest-earning assets increased by 89 basis points from the first quarter to the second quarter of 1994 because the prime rate increased 25 basis points in March, 50 basis points in April and 50 basis points in May.
The yield is expected to increase during the remainder of 1994 as a full quarter of interest is earned at the higher rates and as a portion of the $24 million of real estate loans that only reprice annually gradually reprice. Average demand deposits decreased 17% from the first to second quarter of 1994 primarily from the loss of a large customer with a money order operation at Sunwest. Rates on interest-bearing liabilities are also expected to increase as time deposits mature and reprice at higher rates.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):

                                         Six Months Ended    Three Months Ended
                                            June 30,             June 30,
                                         1994       1993     1994        1993
                                       ----------------------------------------
Allowance for possible credit losses
  balance at beginning of period       $   5,557  $  6,512  $  6,240  $ 6,603

Charge-offs                               (2,765)   (5,445)   (1,974)  (4,641)
Recoveries                                   353       244       151      147
                                       ----------------------------------------
Net charge-offs                           (2,412)   (5,201)   (1,823)  (4,494)

Provision for possible
  credit losses                            2,144     5,047       872    4,249
Transfer to assets held for sale            (843)        -      (843)       -
                                       ----------------------------------------
Allowance for possible credit losses
  balance at end of period             $   4,446  $  6,358  $  4,446  $ 6,358
                                       ========================================

A summary of net (charge-offs) recoveries follows (in thousands):

                                         Six Months Ended    Three Months Ended
                                            June 30,             June 30,
                                         1994       1993     1994        1993
                                       ----------------------------------------
West Coast Bancorp                     $      67  $     31  $     32  $    31
Sacramento First National Bank              (746)     (575)     (587)    (576)
Sunwest Bank                              (1,733)   (4,657)   (1,268)  (3,949)
                                       ----------------------------------------
                                       $  (2,412) $ (5,201) $ (1,823) $(4,494)
                                       ========================================

The provision for possible credit losses was lower during the six and three months ended June 30, 1994 than in the same respective periods in 1993, reflecting the reduced charge-offs and lower levels of nonperforming loans.
Net charge-offs were lower in 1994 primarily at Sunwest where a decrease in gross charge-offs and an increase in recoveries occurred. Sacramento First had total charge-offs, recoveries and a provision for possible credit losses of $836,000, $90,000 and $551,000, respectively, during the six months ended June 30, 1994 and $630,000, $43,000 and $197,000, respectively, during the quarter ended June 30, 1994.

Management believes that the allowance for possible credit losses at June 30, 1994 of $4,446,000 or 4.01% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

A summary of nonperforming assets follows (dollars in thousands):

                                  June 30, December 31,  June 30,  December 31,
                                   1994      1993         1993       1992
                                ---------------------------------------------
Nonaccrual loans                $ 3,794    $10,744     $ 9,618    $  8,796
Loans 90 days past due and
  still accruing                    389        353          67         158
                                ---------------------------------------------
Total nonperforming loans         4,183     11,097       9,685       8,954
Real estate owned                 5,334      7,738      12,309      15,548
                                ---------------------------------------------
Total nonperforming assets      $ 9,517    $18,835     $21,994    $ 24,502
                                =============================================
Nonperforming loans/
  Total loans                      3.77%      5.04%       3.80%       3.21%
Nonperforming assets/
  Total assets                     6.26       6.03        6.63        6.77
                                =============================================

Nonperforming assets have decreased steadily from $24.5 million at December 31, 1992 to $9.5 million at June 30, 1994. The proposed sale of Sacramento First accounted for $1,211,000 of the nonperforming loan decrease and $3,173,000 of the nonperforming asset decrease from December 31, 1993 to June 30, 1994. The high levels of nonperforming assets as a percentage of assets are reflective of the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience high levels of nonperforming assets, charge-offs and provisions for possible credit losses.

Restructured loans totaled $5,522,000 at June 30, 1994 and were all performing substantially in accordance with their current terms.

OTHER OPERATING INCOME

Other operating income increased by $432,000 and $471,000 for the six and three months ended June 30, 1994 as compared with the same periods in 1993. See note
(6) of the notes to consolidated financial statements. Gain on sale of loans increased by $638,000 for the six months ended June 30, 1994 versus 1993 and by $563,000 for the quarter ended June 30, 1994 versus 1993 primarily because Sunwest sold a significant portion of its non-guaranteed portion of SBA loans for a $536,000 gain during the second quarter of 1994. Historically Sunwest has only sold its guaranteed portion of the SBA loans. In addition, West Coast sold its remaining loans for a gain of $96,000 during the second quarter of 1994 which was offset by Sacramento First's second quarter 1994 gain on sales of loans being $104,000 below 1993 levels. Depositor charges decreased $176,000 during the first half of 1994 versus 1993 and by $104,000 in the second quarter of 1994 as compared with the second quarter of 1993 as depositor charges declined primarily at Sunwest from lower levels of deposits. Noninterest income is expected to decrease from the second quarter to the third quarter of 1994 as a result of the proposed sale of Sacramento First and the non-recurring gain on sales of loans at Sunwest and West Coast during the second quarter of 1994. Sacramento First's noninterest income for the six and three months ended June 30, 1994 totaled $537,000 and $230,000, respectively.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

OTHER OPERATING EXPENSES

Other operating expenses have decreased $3,065,000 and $1,434,000 from the six and three months ended June 30, 1993 to the same periods in 1994. See note (7) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                         Six Months Ended    Three Months Ended
                                            June 30,             June 30,
                                         1994       1993     1994        1993
                                         --------------------------------------
Other operating expenses                 $  8,783   $11,848   $ 4,287  $ 5,721
Other operating expenses
  (annualized)/average assets               6.22%     6.85%     6.47%    6.75%
Other operating expenses/interest
  and other operating income                71.0%     81.1%     66.6%    81.5%
                                         ======================================

Salaries decreased $1,065,000 and $582,000 for the six and three months ended June 30, 1994 versus the same periods in 1993. Salaries decreased at Sunwest by $530,000 and $411,000 for the same respective periods. Sunwest reduced staff from 129 employees at March 31, 1994 to 97 at April 30 and 93 employees at June 30, 1994. Sunwest's salaries are expected to be approximately $200,000 lower in the third quarter 1994 as compared to the second quarter as a result of the second quarter staff reductions. West Coast reduced salaries by $300,000 for the six months ended June 30, 1994 versus 1993 as a result of the 1993 restructuring and other salary adjustments. The net cost of operation of real estate owned decreased by $1,229,000 and $381,000 for the first half and second quarter of 1993 to 1994 due primarily to lower losses incurred on the sale of real estate owned and lower levels of real estate owned. All other noninterest expenses decreased $771,000 and $471,000 for the six and three months ended June 30, 1994 versus 1993 as a result of lower asset levels, and management's cost control efforts. Sacramento First's salaries, real estate owned and all other expenses totaled $1,412,000, $145,000 and $1,519,000 for the first half of 1994 and $696,000, $53,000 and $786,000, respectively for the second quarter of 1994.

INCOME TAXES

The Company did not record any significant income tax expense or benefit during the six months ended June 30, 1994 or 1993. No significant income tax expense is expected during 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiaries are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments and Federal funds sold divided by total assets) was 19% at June 30, 1994 and 24% at December 31, 1993. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's liquidity is limited. West Coast has relied on sales of assets, and management service fees and dividends from its subsidiaries as sources of liquidity. West Coast does not expect to receive management service fees during 1994. Sunwest is prohibited from paying cash dividends and terms of the proposed sale agreement prevent Sacramento First from paying dividends.

West Coast anticipates that it will receive from the proposed sale of Sacramento First during the fourth quarter of 1994 approximately $3.6 million in cash and $2.3 million of Business & Professional common stock based upon Business & Professional's book value per common share as of the end of the month immediately preceding the consummation of the transaction. A planned capital infusion to Sunwest combined with payments of debt payable to affiliates totaling $281,000 will leave West Coast with limited liquidity.

Sources of cash for West Coast included $150,000 received during the second quarter of 1994 from the sale of its remaining loans and the sale of loans previously charged off. West Coast has received $150,000 of loans from a director through August 1994. Sales of real estate owned provided $316,000 through June and are expected to provide $93,000 during the third quarter of 1994. West Coast had cash totaling $27,000 at June 30, 1994.

West Coast anticipates expenditures during the remainder of 1994 will consist of debt service payments, advances to WCV, Inc. and other operating expenses, primarily salaries and employee benefits. West Coast's projected debt service for 1994 includes quarterly interest payments on the 10% subordinated deben-tures of $76,000 each and an annual principal payment on the notes payable to affiliates of $76,000. Advances to WCV, Inc. are not expected to exceed $132,000 during the remainder of 1994 and are primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses will be approximately $327,000 during the remainder of 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

A cash shortfall is anticipated unless additional funds can be raised. The proposed sale of Sacramento First will provide a substantial inflow of cash. West Coast is exploring various alternatives for raising funds, including a possible rights/public offering or the possible private placement of securities. See "Capital Resources and Dividends." West Coast may not incur debt without the approval of the Federal Reserve Board. In the event that West Coast does not complete the sale of Sacramento First and is not able to raise additional funds, it is possible that West Coast would not be able to meet its current obligations and could be forced into bankruptcy. See "Capital Resources and Dividends."

CAPITAL RESOURCES AND DIVIDENDS

The following table sets forth the tier 1 and total risk-based capital and leverage ratios as of June 30, 1994 for the Company, Sunwest and Sacramento
First:

                                                  Tier 1  Total
                                                  Capital Capital   Leverage
                                                  Ratio   Ratio     Ratio
                                                  --------------------------
The Company                                       6.22%     8.45%     3.01%
Sunwest                                           4.14      5.42      3.42
Sacramento First (b)                             10.54     11.53      7.81
Regulatory minimum                                4.00      8.00      4.00 (a)

(a) Sunwest is subject to regulatory orders that require it to maintain a minimum leverage ratio of 6.5%.

(b)    Sacramento First is currently included in "Net assets held for sale."

In its most recent examination of Sunwest as of July 19, 1993, the FDIC noted that Sunwest was not in full compliance with the provisions of the C&D Order relating to maintaining specified levels of tier 1 and total risk-based capital. Subsequent to December 31, 1993, the FDIC notified Sunwest that it was deemed to be significantly undercapitalized under the prompt corrective action provisions of the FDIC Improvement Act. As a result of becoming significantly undercapitalized, Sunwest is not only subject to asset growth restrictions, and prohibitions on payment of dividends and management fees and the elimination of "pass through" deposit insurance for certain employee benefit accounts placed at Sunwest, but is also subject to other additional restrictions and sanctions being imposed by the FDIC which could include, among other things, a forced sale of Sunwest to another institution, further restrictions on growth or required shrinkage, and limitations on interest rates paid on deposits to prevailing rates in Sunwest's market area for deposits of comparable size and maturity.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994

In accordance with the prompt corrective action provisions of the FDIC Improvement Act, Sunwest submitted to the FDIC a capital restoration plan and West Coast submitted to the FDIC a guaranty of the capital restoration plan. The amount of such guaranty is limited to the lesser of (i) 5% of Sunwest's total assets at September 30, 1993, the date the FDIC deemed Sunwest to have notice that it was undercapitalized or (ii) the amount which is necessary to bring Sunwest into compliance with all applicable capital standards at the time Sunwest fails to comply with the capital restoration plan. The capital restoration plan provides that the anticipated primary source of additional capital for Sunwest will be provided by West Coast. West Coast is pursuing various methods for raising capital, including a possible rights/public offering or the possible private placement of securities. In addition to the infusion of capital by West Coast, Sunwest is attempting to augment its capital levels by increasing revenues, reducing overhead expenses, and improving asset quality.

The additional capital received by Sunwest from West Coast's proposed sale of Sacramento First will not increase Sunwest's leverage ratio above the 6.5% minimum established by the regulatory orders. In the event additional capital is not obtained and Sunwest does not resume profitable operations, it is likely that there will be some form of further regulatory intervention in the operations of Sunwest. Such intervention could include, among other things, a forced sale of the voting equity of Sunwest to raise additional capital or a forced merger or sale of Sunwest under the prompt corrective action provisions of the FDIC Improvement Act or a closure of Sunwest by the bank's regulatory authorities. If any of these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investment in the Company.

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

                                 June 30, 1994

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

The Company had no material commitments for capital expenditures as of June 30, 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

                                 June 30, 1994

                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings
- - -------------------------------
   NONE

Item 2. Changes in Securities
- - -----------------------------------
   NONE

Item 3. Defaults Upon Senior Securities
- - ---------------------------------------------
   NONE

Item 4. Submission of Matters to a Vote of Security Holders
- - -----------------------------------------------------------------
   West Coast Bancorp held its Annual Meeting of Shareholders (the "Meeting") on May 24, 1994.

   At the Meeting, the following individuals were elected to serve as directors until the 1995 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                           Authority
   Name of Director         Votes For      Withheld

   J. David Cheshier        5,557,355      467,040
   I. Jack Cowley           5,570,131      454,264
   L. Wayne Gertmenian      5,578,911      445,484
   Thomas A. Jones          5,581,831      442,564
   John B. Joseph           5,515,468      508,927
   Lacy G. Marlette, Jr.    5,570,111      454,284
   Ronald White             5,520,142      504,253

Item 5. Other Information
- - -------------------------------
   NONE

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------------
   (a)  Exhibits

   NONE

   (b)  Reports on Form 8-K

   West Coast Bancorp filed a report on Form 8-K on June 30, 1994 for the event of June 22, 1994 reporting under Item 5 the agreement between West Coast Bancorp, Sacramento First National Bank and Business & Professional Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WEST COAST BANCORP





           /s/John B. Joseph                           August 11, 1994
           -----------------------------------------   ----------------------
           John B. Joseph                              Date
           Chief Executive Officer





           /s/Frank E. Smith                           August 11, 1994
           -----------------------------------------   ----------------------
           Frank E. Smith                              Date
           Chief Financial Officer