Form 10-Q
period 1994-09-30
WEST COAST BANCORP /CA/
filed 1994-11-14
CIK 352187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       or

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from N/A to N/A

     FOR QUARTER ENDED SEPTEMBER 30, 1994    COMMISSION FILE NUMBER: 0-10897

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
  Number of shares of common stock of the registrant outstanding as of October 31, 1994:
                                   9,192,942

                      WEST COAST BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands, except shares)                       September 30,  December 31,
    ASSETS                                            1994         1993
                                                    ---------------------
Cash and due from banks                             $  9,012    $ 18,995
Interest-bearing deposits with banks                   2,241       4,377
Investment securities held to maturity -
  approximate market value of $5,844 and
  $16,392 in 1994 and 1993, respectively               5,876      16,317
Investment securities held for sale                    4,000           -
Federal funds sold                                    12,200      36,800
Loans and direct lease financing held for sale             -       2,977

Loans and direct lease financing                      97,065     220,366
Less allowance for possible credit losses             (4,622)     (5,557)
                                                   ----------------------
    Net loans and direct lease financing              92,443     214,809

Real estate owned                                      4,857       7,738
Premises and equipment, net                            2,842       5,550
Net assets held for sale                               6,825           -
Other assets                                           1,323       4,700
                                                   ----------------------
                                                    $141,619    $312,263
                                                   ======================
    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing                    $ 33,840    $ 96,053
    Savings, money market & interest
     bearing demand                                   41,540     104,731
    Time certificates under $100,000                  45,394      68,833
    Time certificates $100,000 or more                 6,785      23,333
                                                   ----------------------
    Total deposits                                   127,559     292,950

  Notes payable to affiliates                            598         406
  Other borrowed funds                                   716         441
  10% convertible subordinated debentures              3,035       3,035
  Other liabilities                                    2,352       4,020
                                                   ----------------------
  Total liabilities                                  134,260     300,852

Shareholders' equity:
  Common stock, no par value - 30,000,000 shares
    authorized, 9,192,942 shares issued and
    outstanding in 1994 and 1993                      30,200      30,200
  Accumulated deficit                                (22,841)    (18,789)
                                                   ----------------------
    Total shareholders' equity                         7,359      11,411
                                                   ----------------------
                                                    $141,619    $312,263
                                                   ======================
          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                        Nine Months Ended    Three Months Ended
(in thousands,                              September 30,        September 30,
 except per share data)                 1994       1993      1994        1993
                                      ----------------------------------------
Interest income:
  Loans, including fees                $ 12,181  $ 18,054  $  2,620  $  5,616
  Investment securities                     516       614        70       202
  Deposits with banks                       110        43        31        14
  Federal funds sold                        631       508       192       182
                                      ----------------------------------------
    Total interest income                13,438    19,219     2,913     6,014

Interest expense:
  Interest on deposits                    3,463     5,367       773     1,670
  Other borrowed funds                      382       423       119       137
                                      ----------------------------------------
  Total interest expense                  3,845     5,790       892     1,807
                                      ----------------------------------------
  Net interest income                     9,593    13,429     2,021     4,207

Provision for possible
  credit losses                           3,039     6,534       895     1,487
                                      ----------------------------------------
  Net interest income
    after provision for
    possible credit losses                6,554     6,895     1,126     2,720

Other operating income                    2,279     2,407       433       993

Other operating expenses                 10,972    17,920     2,189     6,072
Loss on liquidation of WCV, Inc.            100       400         -       100
Loss on proposed sale
  of Sacramento First                     1,800         -         -         -
                                      ----------------------------------------
  Loss before income taxes               (4,039)   (9,018)     (630)   (2,459)

Income tax expense                           13         7         -         -
                                      ----------------------------------------
  Net loss                             $ (4,052) $ (9,025) $   (630) $ (2,459)

Accumulated deficit at
  beginning of period                   (18,789)   (6,682)  (22,211)  (13,248)
                                      ----------------------------------------
Accumulated deficit at
  end of period                         (22,841)  (15,707)  (22,841)  (15,707)
                                      ========================================
Net loss per common share
  and common share equivalent          $   (.44) $   (.98) $   (.07) $   (.27)
                                      ========================================
Weighted average number of common
  and common equivalent shares            9,193     9,183     9,193     9,193
                                      ========================================
          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                           September 30,
(in thousands)                                         1994           1993
                                                       --------------------
Cash flows from operating activities:
  Net loss                                             $ (4,052)   $  (9,025)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                           670          810
    Provision for possible credit losses                  3,039        6,534
    Net change in receivables, payables
      and other assets                                    2,217          (90)
    Net write-downs of real estate owned                    194        2,300
    Proceeds from sales of loans
      originated for sale                                 5,072        8,616
    Loans originated for sale                            (4,139)      (5,518)
    Gain from sales of loans, net                        (1,045)        (681)
    Gain from sales of real estate owned, net              (260)        (219)
    Loss on discontinued business                         1,900          400
                                                      ----------------------
    Net cash provided by operating activities             3,596        3,127

Cash flows from investing activities:
  Proceeds from maturity of investment securities         3,446        9,040
  Purchase of investment securities                     (12,647)      (9,123)
  Net decrease in loans                                  35,506       24,277
  Proceeds from sales of loans and leases                 4,490        2,313
  Proceeds from sales of real estate owned                4,626        8,145
  Purchase of premises and equipment                        (92)        (360)
  Proceeds from sales of premises and equipment              68            -
  Capital expenditures for real estate owned               (489)        (360)
  Decrease in cash and cash equivalents
   from proposed sale of Sacramento First               (15,475)           -
                                                      ----------------------
    Net cash provided by investing activities            19,433       33,932

Cash flows from financing activities:
  Net decrease in deposits                              (59,322)     (28,265)
  Payments for notes payable to affiliates,
    subordinated debt and other borrowed funds             (576)      (1,419)
  Loan proceeds from affiliate                              150            -
  Shares issued to employee                                   -           24
                                                      ----------------------
    Net cash used in financing activities               (59,748)     (29,660)
                                                      ----------------------
(Decrease) increase in cash and cash equivalents        (36,719)       7,399
Beginning cash and cash equivalents                      60,172       48,084
                                                      ----------------------
Ending cash and cash equivalents                      $  23,453    $  55,483
                                                      ======================
                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Continued)

                                                          Nine Months Ended
                                                           September 30,
(in thousands)                                         1994           1993
                                                       ---------------------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest                                              $ 4,016   $  5,898
    Income taxes                                              (98)         7

Supplemental schedule of non-cash investing
     and financing activities:
    Transfer of loans to real estate owned                $ 2,568   $  4,636
    Senior debt recorded in acquisition of
     real estate owned                                        987      1,070
    Loans made to purchasers of real estate owned             309      1,370
    Loans assumed by purchasers of real estate owned           94          -

































          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1994

(1)    BASIS OF PRESENTATION

       West Coast Bancorp entered into a definitive agreement on June 22, 1994 to sell Sacramento First National Bank ("Sacramento First"). All assets and liabilities of Sacramento First are included in "Net assets held for sale" at September 30, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods through June 30, 1994. See "Management's discussion and analysis - general" and Note 5 for additional details. The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three month periods ended September 30, 1994 and 1993 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

(4)    LOANS AND DIRECT LEASE FINANCING

       A summary of loans and direct lease financing follows:

       (in thousands)                               September 30,  December 31,
                                                       1994          1993
                                                      ----------------------
       Commercial                                     $  36,549   $ 78,462
       Real estate - Construction                           775     27,558
       Real estate - Mortgage                            54,678     98,220
       Installment                                        5,370     16,874
       Direct lease financing                                85          -
       Less unearned income and discounts                  (392)      (748)
                                                      ----------------------
       Loans and direct lease financing               $  97,065    $220,366
                                                      ======================

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1994

(5)    NET ASSETS HELD FOR SALE

       Net assets held for sale represents cost incurred by West Coast as a result of the sale and all assets and liabilities of Sacramento First at September 30, 1994 are as follows:

       (in thousands)                                               Amount
                                                                   -----------
       Cash and due from banks                                     $   8,402
       Interest-bearing deposits with banks                            1,377
       Investment securities                                          15,612
       Federal funds                                                   9,850
       Loans and direct financing leases                              72,594
       Real estate owned                                               1,796
       Premises and equipment                                          1,962
       Other assets                                                    1,760
       Deposits                                                     (102,240)
       Other borrowed funds                                             (739)
       Other liabilities                                              (1,172)
       Minority interest                                                (488)
       Accrued loss on proposed sale
         of Sacramento First                                          (1,800)
       Earnings subsequent to the signing
         of the proposed sale agreement                                 (164)
       Costs capitalized on proposed sale                                 75
                                                                   -----------
                                                                   $   6,825
                                                                   ===========

(6)    OTHER OPERATING INCOME

       A summary of other operating income follows:

                                      Nine Months Ended   Three Months Ended
                                         September 30,        September 30,
       (in thousands)                 1994       1993     1994        1993
                                     ----------------------------------------
       Gain from sales of loans
         and leases, net             $1,045    $  681     $ 186       $460
       Depositor charges                868     1,222       206        384
       Service charges, commissions
         and fees                       307       416        25        116
       Other income                      59        88        16         33
                                     ----------------------------------------

                                     $2,279    $2,407     $ 433       $993
                                     ========================================

                      WEST COAST BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1994

(7)    OTHER OPERATING EXPENSES

       A summary of other operating expenses is as follows:

                                      Nine Months Ended   Three Months Ended
                                         September 30,        September 30,
       (in thousands)                 1994       1993     1994        1993
                                    -----------------------------------------
       Salaries and employee
         benefits                   $ 5,248   $ 7,639    $ 1,029    $2,355
       Occupancy                      1,311     1,798        259       622
       Depreciation and
         amortization                   670       810        156       262
       Professional services            569       632         88       191
       Regulatory fees
         and assessments                555       708        112       229
       Data processing                  496       618        113       196
       Collection                       489       573        126       231
       Customer service                 278       330         91       110
       Insurance                        196       235         51        76
       Advertising and promotion        168       317         15       113
       Printing and postage             150       184         28        53
       Delivery and courier             146       208         15        70
       Telephone and telefax            125       167         26        72
       Stationery and supplies          123       216         29        69
       Director fees                     74       240         15        85
       Net cost of operation of
         real estate owned               72     2,438        (41)    1,096
       Miscellaneous                    302       807         77       242
                                    -----------------------------------------

                                    $10,972   $17,920    $ 2,189    $6,072
                                    =========================================

                     WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the nine and three month periods ended September 30, 1994 and 1993. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company posted losses of $4,052,000 or $.44 per share and $630,000 or $.07 per share during the nine and three months ended September 30, 1994, respectively, and $9,025,000 or $.98 per share and $2,459,000 or $.27 per share during the same respective periods in 1993.

On June 22, 1994, West Coast announced the signing of a definitive agreement among Business & Professional Bank ("B&PB"), Sacramento First National Bank ("Sacramento First"), and West Coast providing for the acquisition of its majority owned subsidiary, Sacramento First by B&PB.

Completion of the transaction is subject to, among other things, the receipt of necessary regulatory approvals from the state and federal banking agencies as well as the approval of the shareholders of both B&PB and Sacramento First. West Coast, which owns 94% of Sacramento First's common shares, has agreed to vote its shares in favor of the transaction. The sale is expected to close during the fourth quarter of 1994 and to provide West Coast with approximately $3.6 million of cash and approximately $2.3 million in B&PB's common stock based upon B&PB's book value per common share as of the end of the month immediately preceding the consummation of the transaction. A contingent payment of up to $940,000 may be received by West Coast from three to five years after the sale date based on the performance of Sacramento First's loan portfolio and real estate owned. All assets and liabilities of Sacramento First are included in "Net assets held for sale" at September 30, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods through June 30, 1994.

Exclusive of Sacramento First's earnings and loss on sale, the Company's loss would have been $2,464,000 and $630,000 for the nine and three months ended September 30, 1994 as compared with $8,774,000 and $2,503,000 for the same periods in 1993.

The Company had total assets, loans and deposits as follows (in thousands):

                        September 30,  December 31, September 30,  December 31,
                           1994          1993         1993           1992
                       -----------------------------------------------------
Total assets            $ 141,619     $ 312,263     $ 324,429     $ 361,741
Loans                      97,065       223,343       240,539       279,014
Deposits                  127,559       292,950       302,578       330,843

Total assets, loans and deposits of Sacramento First that have been netted into "Net Assets Held for Sale" at September 30, 1994 were $113,353, $73,490 and $102,240, respectively.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

Remaining reductions in assets resulted from a decrease in loans due to lower loan demand and more stringent underwriting standard at Sunwest Bank ("Sunwest"). The decrease in assets also resulted from Sunwest's capital position and its regulatory orders. Sunwest is operating under an Order to Cease and Desist (the "C&D Order") from the FDIC and an order from the State Banking Department (the "State Order"). Both orders require, among other things, maintenance of certain capital levels. Further, Sunwest is signifi-cantly undercapitalized under the prompt corrective action provisions of the FDIC Improvement Act. Sunwest's capital position and the presence of its regulatory orders have made it difficult for Sunwest to compete with other financial institutions for loans and deposits. Loan and deposit growth are not anticipated until Sunwest's capital is increased.

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

Further, West Coast's liquidity is very limited and a cash shortfall is presently anticipated. Although West Coast has certain options available to raise or conserve cash, its liquidity needs ultimately must be met by raising capital or selling assets. In the event that West Coast does not raise capital or sell assets, it is probable that West Coast would not be able to meet its current obligations and could be forced into bankruptcy.

If these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investments in the Company.

On October 28, 1994 Sunwest submitted a revised capital restoration plan to the FDIC for approval. The FDIC has requested that West Coast enter into a security agreement pledging all of its assets in support of its guaranty of Sunwest's capital plan. Under such security agreement, West Coast may be required to seek the approval of the FDIC prior to selling assets or disbursing funds.

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

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

NET INTEREST INCOME

Net interest income decreased $3,836,000 or 29% from the first nine months of 1993 to the first nine months of 1994 and by $2,186,000 or 52% from the third quarter of 1993 to the third quarter of 1994 because of the proposed sale of Sacramento First and reduced loan volumes at Sunwest. The proposed sale of Sacramento First resulted in a $1,637,000 decrease in net interest income for the nine and three months ended September 30, 1994 versus 1993. Average loans at Sunwest decreased by $49 million or 30% from the first nine months of 1993 to the first nine months of 1994.

Average earning assets and average interest-bearing liabilities decreased in the third quarter primarily as a result of the proposed sale of Sacramento First. Excluding Sacramento First from all periods, average earning assets would have decreased by $42 million and $51 million and average interest-bearing liabilities would have decreased by $27 million and $28 million for the nine and three month periods ended September 30, 1994 versus 1993, respectively.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the nine and three month periods ended September 30, 1994 and 1993 (dollars in millions):

                                             Nine Months Ended September 30,
                                                1994                1993
                                           Average   Yields/   Average  Yields/
ASSETS                                     Balance   Rates     Balance  Rates
                                           ------------------------------------
Loans, net of unearned income
  and discounts                            $170.4    9.53%     $255.2     9.43%
Investment securities                        13.9    4.98        16.5     4.97
Federal funds sold                           23.5    3.59        24.9     2.72
Interest-bearing deposits
  in other banks                              3.8    3.79         1.4     4.18
                                           ------------------------------------
Total interest-earning assets               211.6    8.47       298.0     8.60

Allowance for possible credit losses         (5.5)               (6.7)
Cash and due from banks                      15.5                26.2
Other assets                                 16.0                23.9
                                           ------------------------------------
                                           $237.6              $341.4
                                           ====================================
LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                              $ 70.3    3.93%     $108.1     3.97%
Savings deposits                             10.3    2.18        12.0     2.45
Interest-bearing demand deposits             73.4    2.22        96.1     2.67
Other                                         5.0   10.16         5.3    10.66
                                           ------------------------------------
Total interest-bearing liabilities          159.0    3.22       221.5     3.48

Demand deposits                              66.3                96.0
Other liabilities                             2.7                 2.5
Shareholders' equity                          9.6                21.4
                                           ------------------------------------
                                           $237.6              $341.4
                                           ====================================
Net interest margin                                  5.24%                5.11%
Net yield on interest-earning assets                 6.04                 6.01

                                                                   (Continued)

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

(Continued)                                Three Months Ended September 30,
                                                   1994             1993
                                           Average   Yields/   Average  Yields/
ASSETS                                     Balance   Rates     Balance  Rates
                                           ------------------------------------
Loans, net of unearned income
  and discounts                            $103.6   10.12%     $248.4     9.05%
Investment securities                         5.7    4.94        16.4     4.92
Federal funds sold                           17.2    4.46        26.2     2.77
Interest-bearing deposits
  in other banks                              2.8    4.36         1.4     4.05
                                           ------------------------------------
Total interest-earning assets               129.3    9.01       292.4     8.23

Allowance for possible credit losses         (4.7)               (6.7)
Cash and due from banks                       7.7                25.6
Other assets                                 16.1                21.4
                                           ------------------------------------
                                           $148.4              $332.7
                                           ====================================
LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                              $ 52.9    4.21%     $ 98.8     3.94%
Savings deposits                              6.6    1.93        11.7     2.36
Interest-bearing demand deposits             36.1    2.05        97.6     2.57
Other                                         4.8    9.98         4.9    11.15
                                           ------------------------------------
Total interest-bearing liabilities          100.4    3.55       213.0     3.39

Demand deposits                              38.1                98.6
Other liabilities                             2.0                 2.7
Shareholders' equity                          7.9                18.4
                                           ------------------------------------
                                           $148.4              $332.7
                                           ====================================
Net interest margin                                  5.46%                4.83%
Net yield on interest-earning assets                 6.25                 5.75

                     WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1994 versus 1993 periods are summarized as follows (in thousands):

               Nine Months Ended September 30, Three Months Ended September 30,
               -----------------------------   ------------------------------
               Asset/     Interest             Asset/     Interest
               Liability  Rate                 Liability  Rate
Changes in     Changes    Changes  Total       Changes    Changes   Total
               -----------------------------   ------------------------------
Interest
  income       $(6,115)   $   334  $(5,781)      $(3,790)  $ 689   $(3,101)
Interest
  expense       (1,571)      (374)  (1,945)         (844)    (71)     (915)
               --------------------------------------------------------------
Net interest
  income       $(4,544)   $   708  $(3,836)      $(2,946)  $ 760   $(2,186)
               ==============================================================

The declines in net interest income resulted primarily from the proposed sale of Sacramento First and volume declines in average earning assets.

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

Loans on which the accrual of interest had been discontinued at September 30, 1994 and 1993 amounted to $5,931,000 and $14,601,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $166,000 and $268,000 in the third quarters of 1994 and 1993, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 51 basis points during the third quarter of 1994 and by approximately 36 basis points during the third quarter of 1993.

For the nine months ended September 30, 1993 versus 1994 the yield on earning assets decreased from 8.60% to 8.47%. This decrease was primarily a result of average loans decreasing from 86% to 81% of average earning assets. If the mix of average earning assets did not change from 1993 to 1994 the yield on earning assets would have increased by 15 basis points. The yield on interest-earning assets increased by 21 basis points from the second quarter to the third quarter of 1994 because of the 50 basis point prime rate increase in August. The yield is expected to increase during the remainder of 1994 as a full quarter of interest is earned at the higher rates and as a portion of the $27 million of real estate loans that only reprice annually gradually reprice. The rate on interest-bearing liabilities increased by 43 basis points from the second quarter to the third quarter of 1994 as time deposits have matured and repriced at a higher rate. This trend is expected to continue until market rates stabilize.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):

                                      Nine Months Ended   Three Months Ended
                                         September 30,        September 30,
                                      1994       1993     1994        1993
                                    ----------------------------------------
Allowance for possible credit losses
  balance at beginning of period    $ 5,557    $ 6,512  $  4,446   $ 6,358

Charge-offs                          (3,562)    (6,680)     (797)   (1,231)
Recoveries                              431        478        78       230
                                    ----------------------------------------
Net charge-offs                      (3,131)    (6,202)     (719)   (1,001)

Provision for possible
  credit losses                       3,039      6,534       895     1,487
Transfer to assets held for sale       (843)         -         -         -
                                    ----------------------------------------
Allowance for possible credit losses
  balance at end of period          $ 4,622    $ 6,844  $  4,622   $ 6,844
                                    ========================================

A summary of net (charge-offs) recoveries follows (in thousands):

                                      Nine Months Ended   Three Months Ended
                                         September 30,        September 30,
                                      1994       1993     1994        1993
                                    ----------------------------------------
West Coast Bancorp                  $    67    $    60  $      -   $    29
Sacramento First National Bank         (746)    (1,482)        -      (907)
Sunwest Bank                         (2,452)    (4,780)     (719)     (123)
                                    ----------------------------------------
                                    $(3,131)   $(6,202) $   (719)  $(1,001)
                                    ========================================

The provision for possible credit losses was lower during the nine and three months ended September 30, 1994 than in the same respective periods in 1993, reflecting the reduced charge-offs, lower levels of nonperforming loans and the proposed sale of Sacramento First. Sunwest's total charge-offs and provision decreased by $2,342,000 and $2,644,000 respectively during the nine months ended September 30, 1994 versus 1993. Recoveries were relatively unchanged from 1993 to 1994 at Sunwest. Sacramento First had total charge-offs, recoveries and a provision for possible credit losses of $836,000, $90,000 and $551,000, respectively, included in the 1994 year-to-date allowance activity.

Management believes that the allowance for possible credit losses at September 30, 1994 of $4,622,000 or 4.76% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

A summary of nonperforming assets follows (dollars in thousands):

                        September 30,  December 31, September 30,  December 31,
                           1994          1993          1993          1992
                        ------------------------------------------------------
Nonaccrual loans         $ 5,931       $10,744       $ 14,601      $ 8,796
Loans 90 days past due
  and still accruing          48           353            546          158
                        ------------------------------------------------------
Nonperforming loans        5,979        11,097         15,147        8,954
Real estate owned          4,857         7,738         10,354       15,548
                        ------------------------------------------------------
Nonperforming assets    $ 10,836       $18,835       $ 25,501      $24,502
                        ======================================================
Nonperforming loans/
  Total loans              6.16%          5.04%          6.30%        3.21%
Nonperforming assets/
  Total assets             7.65           6.03           7.86         6.77
                        ======================================================
Nonperforming assets have decreased from $24.5 million at December 31, 1992 to $10.8 million at September 30, 1994. The proposed sale of Sacramento First accounted for $1,211,000 of the nonperforming loan decrease and $3,173,000 of the nonperforming asset decrease from December 31, 1993 to September 30, 1994. The high levels of nonperforming assets as a percentage of assets are reflective of the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience high levels of nonperforming assets, charge-offs and provisions for possible credit losses.

Restructured loans totaled $5,883,000 at September 30, 1994 and were all performing substantially in accordance with their current terms.

OTHER OPERATING INCOME

Other operating income decreased by $128,000 and $560,000 for the nine and three months ended September 30, 1994 as compared with the same periods in 1993. See notes (1) and (6) of the notes to consolidated financial statements. Gain on sale of loans increased by $364,000 for the nine months ended September 30, 1994 versus 1993 primarily because Sunwest sold a significant amount of its non-guaranteed loans for a $536,000 gain during the second quarter of 1994. Historically Sunwest has only sold its guaranteed portion of the SBA loans. Gain on sale of loans decreased by $274,000 for the quarter ended September 30, 1994 versus 1993 primarily because of the proposed sale of Sacramento First. Depositor charges decreased $354,000 and $178,000 during the first nine months and third quarter of 1994 versus 1993 from declines at Sunwest and the proposed sale of Sacramento First. Sunwest depositor charges decreased by $204,000 and $65,000 for the nine and three months ended September 30, 1993 versus 1994 primarily from lower deposit levels. Service charges, commission and fees have historically totaled, and are expected to continue to total, approximately $25,000 per quarter at Sunwest.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

OTHER OPERATING EXPENSES

Other operating expenses have decreased $6,948,000 and $3,883,000 from the nine and three months ended September 30, 1993 to the same periods in 1994. See notes (1) and (7) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                      Nine Months Ended   Three Months Ended
                                         September 30,        September 30,
                                      1994       1993     1994        1993
                                    -----------------------------------------
Other operating expenses            $ 10,972  $ 17,920  $ 2,189     $ 6,072
Other operating expenses
  (annualized)/average assets          6.16%     7.00%    5.90%       7.30%
Other operating expenses/interest
  and other operating income           69.8%     82.9%    65.4%       86.7%
                                    =========================================

Salaries decreased $2,391,000 and $1,326,000 for the nine and three months ended September 30, 1994 versus the same periods in 1993. Salaries decreased at Sunwest by $1,046,000 and $526,000 for the same respective periods as a result of the 28% staff reduction during the second quarter of 1994. As a result of the proposed sale, Sacramento First's salaries were not recorded during the third quarter of 1994. Salaries totaling $754,000 were recorded for Sacramento First during the same period in 1993. For the nine months ended September 30, 1994 versus 1993 salaries decreased $989,000 at Sacramento First primarily because of the aforementioned accounting treatment for the proposed sale. West Coast reduced salaries by $356,000 for the nine months ended September 30, 1994 versus 1993 as a result of the 1993 restructuring and other salary adjustments. The net cost of operation of real estate owned decreased by $2,366,000 and $1,137,000 for the first nine months and third quarter of 1993 versus 1994 due primarily to lower losses incurred on the sale of real estate owned and lower levels of real estate owned. All other noninterest expenses decreased $2,191,000 and $1,420,000 for the nine and three months ended September 30, 1994 versus 1993 as a result of lower asset levels, management's cost control efforts and the proposed sale of Sacramento First. The proposed sale of Sacramento First decreased all other noninterest expenses by $739,000 and $765,000 for the nine and three months ended September 30, 1994 versus 1993.

INCOME TAXES

The Company did not record any significant income tax expense or benefit during the nine months ended September 30, 1994 or 1993. No significant income tax expense is expected during 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiaries are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments and Federal funds sold divided by total assets) was 24% at September 30, 1994 and December 31, 1993. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

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

West Coast anticipates that it will receive from the proposed sale of Sacramento First during the fourth quarter of 1994 approximately $3.7 million in cash and $2.3 million of B&PB common stock based upon B&PB's book value per common share as of the end of the month immediately preceding the consummation of the transaction. There is a planned capital infusion with the cash proceeds from such sale in the amount of $3.4 million to Sunwest. This capital infusion will leave West Coast with limited liquidity.

Sources of cash for West Coast included $150,000 received during the second quarter of 1994 from the sale of its remaining loans and the sale of loans previously charged off. West Coast has received $150,000 of loans from a director and $410,000 from sales of real estate owned through September 1994. An additional $100,000 loan from a director is anticipated during the fourth quarter of 1994. Subject to any required regulatory approval, West Coast intends to sell a portion of the B&PB common stock it will receive if such sale is consummated to raise additional cash. West Coast had cash totaling $23,000 at September 30, 1994.

West Coast anticipates expenditures during the remainder of 1994 will consist of debt service payments, advances to WCV, Inc. and other operating expenses, primarily salaries and employee benefits. West Coast's projected debt service for 1994 includes a quarterly interest payment on the 10% subordinated deben-tures of $76,000. Advances to WCV, Inc. are not expected to exceed $86,000 during the remainder of 1994 and are primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses will be ap-proximately $130,000 during the remainder of 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

In October, West Coast entered into a settlement agreement with its former president William J. Mylymok. The settlement ends a lawsuit over an employment agreement and calls for a payment of $311,000 upon the earlier of (i) the sale of an asset or assets by West Coast; or (ii) the receipt by West Coast of approval from the Federal Reserve Bank to pay such amount to Mr. Mylymok. A stipulation for the entry of judgement may be filed by Mr. Mylymok upon the earlier of (i) December 31, 1994; or (ii) the failure by West Coast to make payment to Mr. Mylymok of the amount set forth above within seven days of the occurrence of either of the events described in the preceding sentence.

A cash shortfall is anticipated unless additional funds can be raised.
Although the proposed sale of Sacramento First would provide a substantial inflow of cash, West Coast will use $3.4 million as a capital infusion for Sunwest. In addition to the sale of assets West Coast is exploring various alternatives for raising funds, including a possible rights/public offering or the possible private placement of securities. See "Capital Resources and Dividends." West Coast may not incur debt without the approval of the Federal Reserve Board. In the event that West Coast does not complete the sale of Sacramento First and is not able to raise additional funds, it is possible that West Coast would not be able to meet its current obligations and could be forced into bankruptcy. See "Capital Resources and Dividends."

CAPITAL RESOURCES AND DIVIDENDS

The following table sets forth the tier 1 and total risk-based capital and leverage ratios as of September 30, 1994 for the Company, Sunwest and Sacramento First:

                                                  Tier 1  Total
                                                  Capital Capital   Leverage
                                                  Ratio   Ratio     Ratio
                                                 ---------------------------
The Company                                       5.28%     7.12%     3.89%
Sunwest                                           4.27      5.56      3.23
Sacramento First (b)                             11.39     12.50      7.95
Regulatory minimum                                4.00      8.00      4.00 (a)

(a) Sunwest is subject to the C&D Order from the FDIC that requires Sunwest to achieve a leverage ratio of 6.5% and is subject to a substantially similar State Order.

(b)    Sacramento First is currently included in "Net assets held for sale."

                     WEST COAST BANCORP AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

Sunwest is not in full compliance with the provisions of the C&D Order and the State Order relating to maintaining specified levels of tier 1 and total risk-based capital. Subsequent to December 31, 1993, the FDIC notified Sunwest that it was deemed to be significantly undercapitalized under the prompt corrective action provisions of the FDIC Improvement Act. As a result of becoming significantly undercapitalized, Sunwest is not only subject to asset growth restrictions, and prohibitions on payment of dividends and management fees and the elimination of "pass through" deposit insurance for certain employee benefit accounts placed at Sunwest, but is also subject to other additional restrictions and sanctions being imposed by the FDIC which could include, among other things, a forced sale of Sunwest to another institution, further restrictions on growth or required shrinkage, and limitations on interest rates paid on deposits to prevailing rates in Sunwest's market area for deposits of comparable size and maturity.

In accordance with the prompt corrective action provisions of the FDIC Improvement Act, Sunwest submitted to the FDIC a capital restoration plan and West Coast submitted to the FDIC a guaranty of the capital restoration plan. The amount of such guaranty is limited to the lesser of (i) 5% of Sunwest's total assets at September 30, 1993, the date the FDIC deemed Sunwest to have notice that it was undercapitalized or (ii) the amount which is necessary to bring Sunwest into compliance with all applicable capital standards at the time Sunwest fails to comply with the capital restoration plan. On October 28, 1994 Sunwest submitted a revised capital restoration plan. The FDIC has requested West Coast to secure its guarantee of Sunwest's capital plan by executing a security agreement pledging all of the assets of West Coast. The capital restoration plan provides that the anticipated primary source of additional capital for Sunwest will be provided by West Coast. West Coast's primary means of providing capital to Sunwest is through the proceeds of the sale of Sacramento First. West Coast will contribute $3.4 million of the $3.7 million cash proceeds to be received at the close of the sale of Sacramento First. The $3.4 million contribution is expected to increase Sunwest's capital to the "adequately capitalized" level. Approximately $1.2 million of additional capital would be required to meet the minimum capital requirements under the C&D Order and to eliminate the capital impairment described below. West Coast is pursuing various methods for raising capital, including a possible rights/public offering or the possible private placement of securities and the sale of assets. In addition to the infusion of capital by West Coast, Sunwest is attempting to augment its capital levels by selling additional securities, increasing revenues, reducing overhead expenses, and improving asset quality.

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

                               September 30, 1994

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

On February 9, 1994, the Superintendent issued an order to Sunwest advising it that its contributed capital was impaired under the provisions of the California Financial Code in the amount of $279,000 and that the Bank must correct such impairment of its contributed capital within 60 days of the order. Under the provisions of the California Financial Code, the amount necessary to correct the impairment as of December 31, 1993 was approximately $700,000. Since Sunwest did not correct such impairment, during the second quarter of 1994 Sunwest's Board of Directors levied an assessment on Sunwest's outstanding shares of common stock, all of which are owned by West Coast. In the event that West Coast cannot pay the assessment due on any of those shares, such shares, or a portion thereof, could be sold to a bidder who is willing to pay the assessment and penalty thereon or could be forfeited to Sunwest if no such bidder is willing to pay such amount. Any such sale of Sunwest's outstanding common stock would reduce or possibly eliminate West Coast's ownership in Sunwest, which would, in turn, result in a substantial diminution or the elimination of value of the West Coast shareholders' interest in the Company. As of September 30, 1994 Sunwest's contributed capital was now impaired in the aggregate amount of $1,987,000. The amount necessary to correct the aggregate impairment as of September 30, 1994 was approximately $4,968,000.

The Company had no material commitments for capital expenditures as of September 30, 1994.

                      WEST COAST BANCORP AND SUBSIDIARIES

                               September 30, 1994

                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings
- - - -------------------------------
   NONE

Item 2. Changes in Securities
- - - -----------------------------------
   NONE

Item 3. Defaults Upon Senior Securities
- - - ---------------------------------------------
   NONE

Item 4. Submission of Matters to a Vote of Security Holders
- - - -----------------------------------------------------------------
   NONE

Item 5. Other Information
- - - -------------------------------
   NONE

Item 6. Exhibits and Reports on Form 8-K
- - - ----------------------------------------------
   (a)  Exhibits

   NONE

   (b)  Reports on Form 8-K

   NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WEST COAST BANCORP





           /s/John B. Joseph                           November 10, 1994
           -----------------------------------------   ----------------------
           John B. Joseph                              Date
           Chief Executive Officer





           /s/Frank E. Smith                           November 10, 1994
           -----------------------------------------   ----------------------
           Frank E. Smith                              Date
           Chief Financial Officer