Form 10-Q/A
period 1994-09-30
WEST COAST BANCORP /CA/
filed 1995-01-06
CIK 352187

FORM 10-Q(A)

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

Item 4. Submission of Matters to a Vote of Security Holders
- - -----------------------------------------------------------------
   NONE

Item 5. Other Information
- - -------------------------------
   NONE

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------------
   (a)  Exhibits

   27   Financial Data Schedule for September 30, 1994

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