Form 10-K
WEST COAST BANCORP /CA/
filed 1995-03-31
CIK 352187

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1994
                                        or

              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from   N/A   to   N/A

                          Commission File Number: 0-10897

                                WEST COAST BANCORP

              (Exact name of registrant as specified in its charter)

       California                         95-3586860
       (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)     Identification No.)

       4770 Campus Drive, Suite 250
       Newport Beach, California          92660-1833
       (Address of principal executive office) (Zip Code)

         Registrant's telephone number, including area code: (714)724-8733 Securities registered pursuant to Section 12(b) of the Act: None
            Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, No Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  YES  X     NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

  As of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,292,000 based upon the last sale price on such date.

   Number of shares of Common Stock of the registrant outstanding as of February 28, 1995:
                                     9,192,942

                        Documents Incorporated by Reference

  Part III of this Form 10-K is incorporated by reference from registrant's definitive proxy statement for the 1995 annual meeting of shareholders which will be filed within 120 days of the fiscal year ended December 31, 1994.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

                                 TABLE OF CONTENTS
                                                                          Page
  PART I

    Item 1     Business                                                      3
               General                                                       3
               The Banks                                                     4
               Non-Bank Subsidiaries                                         5
               Competition and Local Market Effects                          6
               Effect of Governmental Policies and
                 Recent Legislation                                          6
               Supervision and Regulation                                   15
               Potential and Existing Enforcement Actions                   17
               Employees                                                    20
               Selected Statistical Information                             21
    Item 2     Properties                                                   31
    Item 3     Legal Proceedings                                            31
    Item 4     Submission of Matters to a Vote of Security Holders          32
    Item 4(A)  Executive Officers of the Registrant                         32

  PART II

    Item 5     Market for Registrant's Common Stock
                 and Related Shareholder Matters                            33
    Item 6     Selected Consolidated Financial Information                  34
    Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        35
    Item 8     Financial Statements and Supplementary Data                  48
    Item 9     Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        49

  PART III

    Item 10    Directors and Executive Officers of the Registrant           50
    Item 11    Executive Compensation                                       50
    Item 12    Security Ownership of Certain
                 Beneficial Owners and Management                           50
    Item 13    Certain Relationships and Related Transactions               50

  PART IV

    Item 14    Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                    50

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

                                      PART I

  ITEM 1. BUSINESS

  GENERAL

        West Coast Bancorp (separately, "West Coast" and, with its subsidiaries on a consolidated basis, the "Company") is a California corporation organized in February 1981 and is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHC Act"). West Coast's principal operating subsidiary is its wholly-owned subsidiary, Sunwest Bank ("Sunwest"). West Coast entered into an agreement on June 22, 1994 to sell its 93% ownership of Sacramento First National Bank ("Sacramento First") to Business & Professional Bank ("B&PB"). On January 20, 1995 the sale closed and West Coast received $3.6 million of cash and 243,500 shares or 14.5% of B&PB common shares outstanding. Cash proceeds of $3.4 million were used to increase capital at Sunwest. See "NOTE 1 of the notes to the consolidated financial statements" for accounting treatment of the expected of Sacramento First. Sunwest and Sacramento First are sometimes collectively referred to herein as "the Banks." West Coast also currently has six other direct and indirect wholly-owned subsidiaries which are either in the process of liqui-dation or inactive - West Coast Realty Finance ("West Coast Realty"), North Orange County Bancorp ("North Orange"), which acts as a holding company for WCV, Inc. and Chancellor Financial Services, Inc. ("Chancellor"), Sunwest Leasing Corp. ("Sunwest Leasing"), a wholly-owned subsidiary of Sunwest, and Centennial Beneficial Loan Company ("Centennial Loan").
        The assets of Sunwest, Sacramento First and WCV, Inc. carried on the books of the Company at December 31, 1994 and the net loss reported in the financial statements of the Company of each for the year ended December 31, 1994 are as follows:

                                                                 Net
  (dollars in thousands)                            Assets       Loss
                                                 -----------------------
  Sunwest and its subsidiary                      $125,220     $ (1,723)
  Sacramento First (1)                               5,351       (2,713)
  Loss on liquidation of WCV, Inc.                       -         (133)
                                                 -----------------------
  (1) Assets of Sacramento First are included in net assets held for sale and its loss includes operating income through June 30, 1994 offset by the loss on sale of $2,788,000.

        The Company commenced business in 1981 through the activities of West Coast Realty. During 1982, WCV, Inc. and Chancellor commenced business. In late 1984, West Coast acquired its majority interest in the common stock of Sacramento First. West Coast acquired Sunwest and Sacramento First acquired Sacramento Valley Bank in 1985. The Company had total assets, total loans and total deposits at December 31, as follows:

  (dollars in millions)                             1994         1993
                                                  -----------------------
  Total assets                                    $  130.9     $   312.3
  Total loans                                         86.6         223.3
  Total deposits                                     119.3         293.0
                                                  -----------------------

        The Company had net losses of $5,205,000 or $.57 per share in 1994,

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  $12,107,000 or $1.32 per share in 1993 and $6,997,000 or $.76 per share in
  1992.
        As a result of the Company's and Sunwest's substantial losses and resulting declines in capital levels, West Coast and Sunwest are subject to regulatory agreements and orders with the bank regulatory authorities. In addition, during much of 1994, Sunwest was considered "significantly undercapitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
        On January 20, 1995, as a result of selling Sacramento First, West Coast significantly reduced its regulatory assets and consequently increased its capital ratios to the "adequately capitalized" levels as defined under the prompt action provisions of the FDIC Improvement Act. On January 20, 1995, Sunwest received $3.4 million from West Coast and on March 30, 1995 Sunwest received an additional $200,000 from West Coast increasing Sunwest's leverage ratio to over 6.5%. These capital infusions increased Sunwest's capital ratios to amounts necessary for a depository institution to be claimed to be "well capitalized." However, because Sunwest is still subject to regulatory agreements it can only be deemed "adequately capitalized."
        Sunwest is now in compliance with the 6.5% leverage ratio as required by their regulatory agreements and orders and as set forth in the capital plan Sunwest submitted to the FDIC, pursuant to the prompt corrective action provision of the FDIC Improvement Act, which is guaranteed by West Coast.
  See "ITEM 1. BUSINESS - Effect of Government Policy and Recent Legislation - Prompt Correction Action."
        West Coast's liquidity is limited. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See "ITEM 1. BUSINESS - Supervision and Regulation -- and Potential and Existing Enforcement Actions" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

  THE BANKS

  Sunwest Bank
        Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank headquartered in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 1994, Sunwest had total consolidated assets of $125,220,000, total consolidated loans and leases of $86,628,000 and total consolidated deposits of $119,277,000. For the year ended December 31, 1994, Sunwest had a net loss of $1,723,000.
        Sunwest presently has four banking offices within Orange County, California. The main office is located in Tustin at 535 East First Street. Sunwest's three branch offices are located at 4770 Campus Drive, Newport Beach, 501 South Main Street, Orange and 600 Santa Ana Boulevard, Santa Ana. Sunwest closed an office at 720 North Harbor Boulevard, Fullerton during 1994.

  Sacramento First National Bank
        Sacramento First commenced operations as a national banking association in November 1984. In December 1985, Sacramento First acquired Sacramento Valley Bank.
        West Coast entered into an agreement on June 22, 1994 to sell its 93% ownership of Sacramento First to B&PB. On January 20, 1995 the sale closed and West Coast received $3.6 million of cash and 243,500 shares or 14.5% of

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  B&PB common shares outstanding. See "NOTE 1 of the notes to the consolidated financial statements" for accounting treatment of the sale of Sacramento First.
        All assets and liabilities of Sacramento First are included in the "Net Assets Held for Sale" balance of $5,351,000 at December 31, 1994.
        Sacramento First had net income from operations of $75,000 through June 30, 1994. Subsequently, West Coast excluded all operating income from the consolidated financial statements and recorded a $2,788,000 loss on the sale of Sacramento First.

  Banking Services
        Through its network of banking offices, the Company emphasizes person-alized service combined with services primarily directed to small and medium-sized businesses and professionals. Although the Company focuses its marketing of services to businesses and professionals, a full range of consumer banking services are made available to its customers.
        The Company offers a wide range of deposit instruments. These include personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal ("NOW") accounts, Super NOW accounts and money market accounts, time deposits and individual retirement accounts.
        The Company also engages in the full complement of lending activities, including commercial, consumer installment and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include secured short-term mini-permanent real estate loans and construction loans. The Company originates loans that are guaranteed under the Small Business Investments Act and periodically sell the guaranteed and unguaranteed portion of such loans in the secondary market.
        The Company also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include extended weekday banking, drive-up and walk-up facili-ties, merchant windows, traveler's checks, safe deposit, Mastercard and Visa merchant deposit services, and computer accounting services, which include payroll and escrow accounting services. The Company currently does not operate a trust department.

  NON-BANK SUBSIDIARIES

  West Coast Realty Finance
        West Coast Realty, a California corporation organized in March 1981, is licensed as a real estate broker and until 1990 operated as a mortgage banker. West Coast Realty restructured its operations during 1989, eliminating its loan servicing functions. During 1990, West Coast Realty discontinued originating loans. West Coast Realty is now inactive.

  North Orange County Bancorp
        North Orange, a wholly-owned subsidiary of West Coast, acts solely as a holding company for WCV, Inc. and Chancellor. North Orange does not have assets, revenues or earnings that are material to the Company other than its investment in WCV, Inc.

  WCV, Inc.
        WCV, Inc., formerly Heritage Thrift and Loan Association, was organized in June 1981 and commenced business in March 1982 as a licensed California thrift and loan company. During the fourth quarter of 1992, the Company

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  began liquidating the assets of WCV, Inc.
        As of March 9, 1993, WCV, Inc. had no remaining deposits and, it surrendered its license to act as a California thrift and loan company during March 1993. WCV, Inc.'s assets are now substantially liquidated and its operations are limited to the restoration and sale of its one remaining property and resolving a certain lease obligation. See "ITEM 3 - LEGAL PROCEEDINGS."

  Chancellor Financial Services, Inc.
        Chancellor was organized in June 1981 and commenced business in March 1982 as a licensed California personal property broker. Chancellor is inactive and its assets, revenues or earnings are not material to the Company.

  Centennial Beneficial Loan Company
        Centennial Loan was organized in March 1981 and engaged in limited loan servicing activities. Centennial Loan is inactive and its assets, revenues and earnings are not material to the Company.

  Centennial Mortgage Income Fund
        CMIF is a limited partnership engaged in real estate lending. The partnership, which was organized in December 1983, commenced business in December 1984 to invest in commercial, industrial and residential income-producing real property by making first mortgage loans, equity participation loans, construction loans and wrap-around and other junior loans. West Coast was a general partner of CMIF until 1992, when West Coast resigned as a general partner.

  COMPETITION AND LOCAL MARKET EFFECTS

        Sunwest has four banking offices located in Orange County, California. Sunwest has had no significant direct impact from the Orange County bankruptcy filing that occurred in December 1994. No assurances can be made as to whether any impact will occur in the future. Sunwest faces substantial competition for deposits and loans throughout its respective market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, credit unions and other financial intermediaries. Sunwest faces competition for deposits and loans throughout its market area not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in their market areas. Many of the financial intermediaries operating in Sunwest's market area offer certain services, such as trust, investment, ATM cards and international banking services, which Sunwest does not offer directly. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Neither the deposits nor loans of Sunwest exceed 1% of the aggregate loans or deposits of all financial intermediaries located in its market area.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

        Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and other borrowings and the interest rate received by them on loans extended to their customers and securities held in the Banks' portfolios comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and growth of the Company are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.
        The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.
        From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business - Supervision and Regulation."

  Prompt Corrective Action
        In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act"). Under the regulations, an insured depository institution will be deemed to be:
    - "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;
    - "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

    - "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);
    - "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage ratio that is less than 3%; and
    - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
        An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital level, an institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to deal with it.
        The law prohibits insured depository institutions from making capital distributions or paying management fees to any controlling persons if after such transaction the institution would be undercapitalized. If an institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital restoration plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the institution's capital. In addition, each company controlling an undercapitalized institution must guaranty that the institution will comply with the capital plan until the institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guaranty is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.
        An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities;
  (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  FDIC Improvement Act; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.
        Further restrictions and sanctions are required to be imposed on institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the appropriate federal banking agency.
        As of December 31, 1994, Sunwest had a total risk-based capital ratio of 6.24%, a Tier 1 risk-based capital ratio of 4.95% and a leverage capital ratio of 3.59%. Because Sunwest's total risk-based capital was below 8% and its leverage ratio was below 4% at December 31, 1994, Sunwest was deemed to be "undercapitalized" under the prompt corrective action provisions of the FDIC Improvement Act. On January 20, 1995, Sunwest received $3.4 million from West Coast increasing Sunwest's capital to the "well capitalized" levels. However, because Sunwest remains subject to agreements it may only be considered "adequately capitalized" as defined by the prompt corrective action provisions of the FDIC Improvement Act.

  Capital Standards
        The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.
        A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.
        In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Sunwest has been required by the FDIC to maintain a leverage ratio of 6.5%.
        The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.
        Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.
        In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.
        Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "Item 1. Business - Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.
        Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

  Safety and Soundness Standards
        On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.
        In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.
        Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Premiums for Deposit Insurance
        Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.
        The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of 4 cents per $100 of deposits to 31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.

  Interstate Banking and Branching
        On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.
        The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.
        The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.
        In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two states. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

  Community Reinvestment Act and Fair Lending Developments
        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations, but no final regulation has yet been approved.
        On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

  Current Accounting Pronouncements
        In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which became effective for fiscal years beginning after December 31, 1992, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Adoption by the Company of SFAS No. 109 did not have a material impact on the Company's results of operations.
        In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forces or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank. The disclosure required by SFAS No. 107 at December 31, 1994 is presented in NOTE 18 to the Company's Consolidated Financial Statements. See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Company or its ability to raise funds in the financial markets.
        In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" effective for fiscal years beginning after December 15, 1992. In November 1992, FASB issued Statement of Financial Standards No. 112, "Employers' Accounting for Post-Employment Benefits," effective for fiscal years beginning after December 15, 1993.
  SFAS No. 106 and SFAS No. 112 focus primarily on post-retirement health care benefits. The Company does not provide post-retirement benefits, and SFAS No. 106 and SFAS No. 112 will have no impact on net income in 1995.
        In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and in October 1994 the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to expense. This statement also applies to restructured loans and narrows the definition of in-substance foreclosures such that loans probable of foreclosure are accounted for as loans as opposed to real estate. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition SFAS 118 amends certain disclosure requirements of SFAS
  114. SFAS 114 and 118 apply to financial statements for fiscal years beginning after December 15, 1994 and initial adoption is required to be reflected prospectively. The Company does not expect these statements to have a material impact on its financial position or results of operations.
        In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities." The statement defines investments in securities as "held-to-maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held-to-maturity would be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  would be reported at fair value, with unrealized gains and losses included in operations. Debt and equity securities not classified as "held-to-maturity" or "trading securities" are classified as "available-for-sale" and would be recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of tax effect. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The adoption of SFAS 115 did not have a material effect on the Company's financial statements. The initial adoption of SFAS 115 was accounted for prospectively as of January 1, 1994.

  SUPERVISION AND REGULATION

        Bank holding companies and banks are extensively regulated under both federal and state law.

  West Coast
        West Coast, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). West Coast is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may conduct examinations of West Coast and its subsidiaries.
        The Federal Reserve Board may require that West Coast terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control or the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, West Coast must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.
        Under the Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS - Effect of Governmental Policies and Recent Legislation - Capital Standards."
        West Coast is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of West Coast and another bank holding company.
        The Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by West Coast or an affiliate can reasonably be expected to

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.
        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.
  A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.
        West Coast is also a bank holding company within the meaning of
  Section 3700 of the California Financial Code. As such, West Coast and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.
        Finally, West Coast is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

  Sunwest Bank
        Sunwest, as a California state-chartered bank, is subject to primary supervision, examination and regulation by the California Superintendent of Banks (the "Superintendent") and the FDIC. While Sunwest is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.
        Sunwest is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. See "ITEM 1. BUSINESS - Effect of Governmental Policies and Recent Legislation - Premium of Deposit Insurance."
        Various requirements and restrictions under the laws of the United States and the State of California affect the operations of Sunwest. These statutes and regulations relate to many aspects of Sunwest's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Restrictions on Transfers of Funds to West Coast by Sunwest
        West Coast is a legal entity separate and distinct from Sunwest.
        There are statutory and regulatory limitations on the amount of dividends which may be paid to West Coast by Sunwest. California law restricts the amount available for cash dividends by state-chartered banks, such as Sunwest, to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is precluded from paying cash dividends, cash dividends may be paid with the prior approval of the Superintendent in an amount not exceeding the greater of the retained earnings of the bank, the net income of the bank for its last fiscal year or the net income of the bank for its current fiscal year.
        The FDIC, the Comptroller of the Currency and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines limit the amount of dividends which the Bank may pay. Further, Sunwest is subject to regulatory orders and the prompt corrective action provisions of the FDIC Improvement Act which require it to maintain specified levels of capital and prohibit it from paying any cash dividends to West Coast. See "ITEM 1. BUSINESS - Effect of Government Policy and Recent Legislation - Prompt Corrective Action and - Capital Standards and - Potential and Existing Enforcement Action - Sunwest's Regulatory Orders" for a discussion of these additional restrictions on capital distributions.
        At present, substantially all of West Coast's revenues, including funds available for the payment of other operating expenses, are currently, and will for the foreseeable future continue to be, proceeds from the liquidation of the non-bank subsidiaries and B&PB stock. At December 31, 1994, Sunwest is unable to pay a dividend without regulatory approval. West Coast is also restricted from charging and collecting management fees from Sunwest. See "ITEM 1. BUSINESS - Effect of Government Policy and Recent Legislation - Prompt Corrective Regulatory Action."
        Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guaranty or letter of credit on behalf of, West Coast or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate is limited to 10% of Sunwest's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Sunwest's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving state chartered banks and certain persons controlling the Company and other controlling persons of Sunwest. Additional restrictions on transactions with affiliates may be imposed on Sunwest under the prompt corrective action provisions of the FDIC Improvement Act. See "ITEM 1. BUSINESS - Effect of Government Policies and Recent Legislation - Prompt Corrective Action."

  POTENTIAL AND EXISTING ENFORCEMENT ACTIONS

        Commercial banking organizations, such as Sunwest, and its institution-affiliated parties, which include West Coast, may be subject to potential enforcement actions by Federal and state banking agencies for unsafe or

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil monetary penalties, the issuance of a directive to increase capital, the issuance of an order of removal or prohibition against institution-affiliated parties and the imposition of restrictions or sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for regulatory action against the holding company.

  West Coast's Regulatory Agreement
        Based upon its examination of West Coast as of September 30, 1993, the FRB and West Coast entered into a Written Agreement that is dated April 11, 1994 (the "Agreement"). The Agreement requires West Coast to: (a) refrain from paying any dividends without the prior written approval of the FRB; (b) refrain from incurring any debt, without the prior written approval of the FRB; (c) within 90 days of the Agreement, submit to the FRB a written plan to service its current debt without incurring additional debt or without reliance on fees or payments from the Banks; (d) refrain from making any cash expenditure in excess of $25,000, individually or in the aggregate, to any individual or entities, without the prior written consent of the FRB; (e) within 30 days of the Agreement, submit to the FRB a written policy addressing intercorporate management fees, service fees and other payments assessed or paid by the Banks; (f) refrain from assessing or collecting any management or service fee from the Banks without the prior written approval of the FRB; (g) within 10 days of the Agreement, identify an outside director who shall submit a report to the FRB, within 60 days of the Agreement, that fully documents all management and service fees that have been paid by the Banks since January 1, 1992 including a justification of such services provided by West Coast to, or on behalf of the Banks, and explain how they are consistent with all applicable policies of West Coast; (h) refrain from, directly or indirectly, entering into or engaging in any financial transaction with the Banks or any of its other affiliates in any one month in excess of $25,000, without the prior written approval of the FRB; (i) refrain from entering into, or participating in any manner, in any financial transaction with any of West Coast's or the Banks' institution affiliated parties or their related interests ("insiders") in excess of $25,000 without the prior written consent of the FRB; (j) within 90 days of the Agreement, submit to the FRB a written statement concerning the steps that the Board of Directors proposes to take to improve the condition of the Company and the Banks; (k) refrain from, directly or indirectly, increasing the salaries or fees of, or pay any bonus to, or make any other payment to, any insiders of the Company or the Banks; (l) notify the FRB at least 30 days before adding or replacing any director or senior executive officer of West Coast; and (m) within 45 days of the end of each calendar quarter following the date of the Agreement, provide various progress reports to the FRB.
        Based upon its examination of West Coast as of September 30, 1994, the FRB concluded that West Coast was in substantial compliance with the agreement.

  Sunwest's Regulatory Orders
        Based upon an examination of Sunwest as of August 23, 1991, the FDIC issued an Order to Cease and Desist against Sunwest (the "C&D Order") which

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  became effective on April 27, 1992. The C&D Order requires Sunwest to: (a) have management with qualifications and experience commensurate with his or her duties at the Bank which should include (i) a chief executive officer with proven ability in managing a financial institution and experience in upgrading low quality assets and (ii) a senior lending officer with an appropriate level of lending, collection and loan supervision experience for the type and quality of Sunwest's loans; (b) increase its Tier 1 capital to not less than $17.3 million on or before July 26, 1992 and to not less than $18.3 million on or before December 31, 1992; (c) achieve a Tier 1 capital ratio of at least 6.5% on or before July 26, 1992 and thereafter maintain that ratio; (d) develop and adopt a plan to meet the FDIC's minimum risk-based capital requirements; (e) eliminate from its books certain criticized assets and reduce other criticized assets to specified levels at various dates until April 26, 1993; (f) not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit that has been charged off or classified, in whole or in part, "loss" or "doubtful" and is uncollected; (g) develop or revise, adopt and implement several policies including (i) written lending and collection policies, (ii) a written liquidity and funds management policy, (iii) a comprehensive policy for determining the adequacy of the reserve for loan losses and (iv) a policy regarding internal routine and control procedures; (h) establish and thereafter maintain adequate reserves for loan losses; (i) develop and adopt a plan to control overhead and other expenses; (j) eliminate and/or correct all violations of law identified by the FDIC in its examination as of August 23, 1991 and take all necessary steps to ensure future compliance with all applicable laws and regulations; (k) refrain from paying cash dividends without prior written consent of the FDIC and the Superintendent; (l) refrain from increasing the amount of broker deposits above the amount outstanding at April 27, 1992 and submit to the FDIC and Superintendent a written plan for eliminating Sunwest's reliance on brokered deposits; (m) file Consolidated Reports of Condition and Income, and all necessary amendments thereto, that accurately reflect the financial condition of Sunwest as of the end of each fiscal quarter on and after March 31, 1991; and (n) furnish quarterly written progress reports to the FDIC and the Superintendent detailing the form and manner of actions taken to secure compliance with the C&D Order.
        As a result of an examination of Sunwest conducted by the California State Banking Department as of March 16, 1992, the Superintendent issued on February 8, 1993 an Order under Financial Code Section 1913 (the "State Order") against Sunwest that was effective immediately and superseded a temporary Order under Financial Section Code 1912 dated November 12, 1992. The State Order contains provisions that are substantially similar to the C&D Order. However, it also requires Sunwest to: (a) formulate, adopt and implement a comprehensive business plan by December 31, 1992 for restoring Sunwest to a sound condition; and (b) develop and adopt by December 31, 1992, and thereafter implement, a month-by-month budget for 1993 and a profit plan which shall include, among other things, a plan to improve earnings.
        Due to the losses incurred by Sunwest and the resulting reduction in Sunwest's capital ratios, at December 31, 1994, Sunwest was undercapitalized as defined under the prompt corrective action provisions of the FDIC Improvement Act.
        In addition, Sunwest Bank received three orders during 1994 from the California State Banking Department that its contributed capital was impaired under the provisions of California Financial Code and that the Bank must correct such impairment of its contributed capital within 60 days of the respective order. Pursuant to California law, at December 31, 1994, a paid in capital infusion of approximately $4,968,000 was required to correct such impairment. The impairment could also be cured by an increase in retained

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  earnings of approximately $2 million. Failure to correct the capital impairment could lead to a reduction or possibly elimination of West Coast ownership interest in Sunwest.

  Response to Administrative Actions
        Management of West Coast and Sunwest have taken actions and implemented programs to comply with the requirements of the agreements or orders applicable to their respective institutions.
        Based upon its examination of West Coast as of September 30, 1994, the FRB concluded that West Coast was in substantial compliance with the Agreement.
        In its most recent examination of Sunwest as of July 26, 1994, the FDIC noted that Sunwest was not in full compliance with the provisions of the C&D Order relating to maintaining specified ratios of Tier 1 and risk-based capital and maintaining an adequate reserve for loan losses. The FDIC also noted that, although Sunwest has attempted to reduce overhead expenses, Sunwest is still experiencing large operating losses due primarily to its high level of classified assets and the weak local economy.
        Since the examination, management of Sunwest has continued its efforts to reduce the level of classified assets and to correct the criticism of its reserve for loan losses. In accordance with the prompt corrective action provisions of the FDIC Improvement Act, Sunwest submitted to the FDIC a revised capital restoration plan and West Coast submitted to the FDIC through a commitment and guaranty and security agreement, a guaranty of the capital restoration plan. The capital restoration plan provides that the anticipated primary source of additional capital for Sunwest will be provided by West Coast with the proceeds from the sale of Sacramento First. On June 22, 1994, West Coast, Sacramento First and B&PB entered into an agreement providing for the acquisition of Sacramento First by B&PB. On January 20, 1995, the acquisition was completed. West Coast received $3,514,000 in cash net of legal costs, 243,546 shares of B&PB common stock and a right to receive a contingent cash payment of up to $940,000 three to five years after the sale date based upon the performance of Sacramento First's loan portfolio and real estate owned.
        Sunwest received $3.4 million of the $3,514,000 proceeds in the form of repayment of management fees charged to Sunwest by West Coast from 1989 through 1993. Management believes this resulted in eliminating the capital impairment under the provisions of the California Financial Code. The shares of B&PB common stock are held by Sunwest as security for West Coast's guaranty of its capital plan.
        On March 30, 1995, West Coast sold 50,000 shares of the B&PB common stock for $7.75 per share totaling $387,500. Proceeds of $200,000 were infused as capital into Sunwest increasing the leverage ratio to over 6.5%. West Coast has requested approval from the FDIC to receive the remaining cash. The cash is currently held by Sunwest as collateral for West Coast's guaranty of Sunwest's capital plan.
        Management believes that the actions taken have brought West Coast and Sunwest into compliance with the Agreement, the C&D Order, the State Order and the prompt corrective action provisions of the FDIC Improvement Act. Compliance will be determined by the regulatory authorities.

  EMPLOYEES

        At December 31, 1994, West Coast and its subsidiaries employed 91 per-sons. West Coast and its subsidiaries believe that their employee relations are satisfactory.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  SELECTED STATISTICAL INFORMATION

        The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company. The tables and data should be read in conjunction with the other financial information appearing elsewhere in this report.
        For the tables of "Average Balance Sheet and Analysis of Net Interest Earnings" and "Rate and Volume Variance Analysis" see "ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operation - Net Interest Income."

  Loans by Type
        The following table sets forth loans by type as of December 31. The Company had no foreign loans during the periods reported.

  (dollars in thousands)          1994      1993      1992      1991     1990
                               -----------------------------------------------
  Commercial                   $33,010  $ 78,462  $104,704  $138,973 $175,505
  Real estate:
   Construction                      -    27,558    39,227    40,045   34,318
   Mortgage                     49,236    98,220   108,241   126,681   95,584
  Installment loans              4,694    16,874    22,937    39,439   61,088
  Direct lease financing             -         -     3,486    14,361   26,573
  Unearned income, discounts
    and fees                      (371)     (748)   (2,084)   (5,432)  (9,811)
                               -----------------------------------------------
  Total                        $86,569  $220,366  $276,511  $354,067 $383,257
                               ===============================================

       Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Construction loans are secured by the underlying property and may be secured by additional collateral or guarantees by the principal borrowers. Mortgage loans are secured by deeds of trust on the underlying properties and may be guaranteed by the principal borrowers. Installment loans to individuals may be unsecured or secured by various types of assets including automobiles, trust deeds, recreational vehicles or other personal property.
       The Company primarily funds loans based on the creditworthiness of the borrower and supported by a minimum of two identified sources of repayment. Advance rates on collateral provided in support of the sources of repayment generally does not exceed 60% to 80% of collateral value.
       Total loans decreased significantly from 1990 through 1994 primarily from: the exclusion of Sacramento First in 1994; a general decrease in the demand for loans during 1993 at Sacramento First; the liquidation of WCV, Inc.; the liquidation of WCRF; and a decrease of $155 million of loans at Sunwest of which $51 million and $40 million occurred during 1994 and 1993, respectively.
       Sunwest's overall decreases in loans from 1992 through 1994 as well as the decreases in its commercial loans in 1991 resulted from lower loan demand, more stringent underwriting standards and planned disengagement from problem and potential problem credits. The decrease in loans during the past three years, and particularly in 1994 also resulted from Sunwest's capital position and its regulatory orders. See "ITEM 1. BUSINESS - Potential and Existing Enforcement Action - Sunwest's Regulatory Orders." Sunwest's capital position and the presence of its regulatory orders made it difficult for Sunwest to compete with other financial institutions for deposits. The capital position has improved significantly since December 31, 1994. This will reduce some of the adverse competitive pressures, although until the

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  regulatory orders are removed, significant loan growth is unlikely and further declines may occur.
       Declines in commercial loans occurred primarily from declines at Sunwest. The significant portion of construction lending was at Sacramento First for all periods. Real Estate Mortgage loans increased at Sunwest from 1990 through 1992 as the Bank focused its lending efforts away from commercial loans and into this segment. In 1993 and 1994 decreases resulted from capital constraints and competitive pressures mentioned above. The Installment and Direct Lease Financing portfolios have decreased as Sunwest has not been emphasizing these products and sold its remaining lease portfolios in 1992 and 1993; WCV, Inc. had a sizable portfolio in 1990 that was substantially liquidated in 1992 with the remainder included in "Net Assets held for sale" at December 31, 1992; and Sacramento First has had steady decreases in its portfolio through 1993 and its 1994 balance was included in "Net Assets Held for Sale."

       The Company's real estate mortgage secured loans are further segregated at December 31, 1994 as follows (The Company had no real estate construction loans at December 31, 1994):

  (dollars in thousands)                                    Total
                                                           ---------
  Residential:
    Revolving, open ended lines of credit                  $      -
    1 to 4 family properties:
       First liens                                            1,221
       Junior liens                                           5,364
    Multifamily (5 or more) properties                          243
  Mortgage warehouse lines of credit                          1,298
  Farm land                                                       -
  Commercial and other property                              41,110
                                                           ---------
  Total                                                    $ 49,236
                                                           =========

       Real estate mortgage and construction lending contains potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market areas, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in Orange and Los Angeles Counties even if real estate values elsewhere in California generally remained stable or increased.
       The risks in the Company's loan portfolio stem from the individual credits that are contained therein and the diversification among the credits. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower interest rate is less risky than one with a higher rate; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 1994, the Company had no significant loan concentrations other than those listed above.

  Rate Sensitivity
       Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.
       The following table sets forth the maturities for commercial loans and for real estate construction loans. These loans comprised 38% of the gross loan portfolio at December 31, 1994 and are classified according to changes in interest rates.

  (dollars in thousands)                                Maturing
                                       ---------------------------------------
                                       Within    After One    After
                                       One Year  But Within   Five
                                       Or Less   Five Years   Years     Total
                                       ---------------------------------------
  Commercial                          $ 22,604    $ 6,774    $ 3,632 $ 33,010
                                      ========================================
  Loans included above with:
    Fixed rates                       $    777    $ 1,698    $     - $  2,475
    Variable rates                      21,827      5,076      3,632   30,535
                                      ----------------------------------------
  Total                               $ 22,604    $ 6,774    $ 3,362 $ 33,010
                                      ========================================

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Allowance for Possible Credit Losses
       The following table discloses the activity in the allowance for possible credit losses for the years ended December 31:

  (dollars in thousands)            1994     1993     1992      1991     1990
                                 --------------------------------------------
  Allowance for possible credit
    losses at beginning
    of period                    $  5,557  $ 6,512 $  6,935 $  7,193 $  5,531
  Charge-offs:
     Commercial                    (3,317)  (8,396)  (3,492)  (5,563)  (2,618)
     Real estate - construction       (51)       -   (1,603)     (93)  (1,070)
     Real estate - mortgage          (432)    (973)  (1,306)  (1,995)  (2,212)
     Installment loans to
       individuals                   (181)    (909)  (1,345)  (1,265)  (1,664)
     Direct lease financing           (29)     (56)    (532)  (1,313)    (626)
  Recoveries:
     Commercial                       452      518    1,774      280      391
     Real estate - construction         1        -        -        -        -
     Real estate - mortgage             5        3        -        -       20
     Installment loans to
       individuals                    142      320      312      336      250
     Direct lease financing            48       68      146      220      100
                                 --------------------------------------------
  Net charge-offs                  (3,362)  (9,425)  (6,046)  (9,393)  (7,429)
  Additions charged to operations   3,297    8,470    5,623    9,135    9,091
  Transfer to assets held for sale   (843)       -        -        -        -
                                 --------------------------------------------
  Balance at end of period        $ 4,649  $ 5,557 $  6,512 $  6,935 $  7,193
                                 ============================================
  Allowance for possible credit
    losses as a percentage of:
      Average loans                  3.08%   2.23%     2.03%    1.91%   1.94%
      Loans at end of period         5.37    2.49      2.33     1.96    1.88
  Net charge-offs as a percentage
    of average loans                 2.23    3.78      1.89     2.58    2.00
                                 ============================================

       The allowance for possible credit losses is established by a provision for possible credit losses charged against current period income. Loan and lease losses are charged against the allowance when, in management's judgment, the loan or lease is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. Management's evaluation takes into consideration several factors, including economic conditions and their effects on particular industries and specific borrowers, borrowers' financial data, regulatory examinations and requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. During 1991, the Company fully implemented the following methodology for determining the allowance for possible credit losses. Each subsidiary's allowance consists of specific reserves, general reserves and supplemental reserves. Specific reserves are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. BUSINESS - Selected Statistical Information - Classified Loans"). The general reserves are determined based upon quantitative historical loss experience of loans

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  classified as "substandard" and "other assets especially mentioned" as well as certain categories of loans. The supplemental reserves are additional reserves that are based on economic conditions, trends in delinquency, renegotiated and nonperforming loans, and are otherwise deemed necessary and prudent by management. Management believes that the allowance for possible credit losses of $4,649,000, constituting approximately 5.37% of loans outstanding at December 31, 1994, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for possible credit losses and net charge-offs, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

       The Company established an allowance for possible credit losses at December 31, 1991 through 1994 for each category as set forth below. The allowance includes reserves for specific loans as well as general and supplemental reserves for each category. In 1990, the Company did not normally allocate the allowance for possible credit losses to specific loan categories, however, an allocation to the major categories was made for the purposes of this report. The allocations during this year was estimated based upon historical loss experience and management's evaluation of the same factors considered in determining the amount of additional provisions to the allowance for possible credit losses.

  (dollars in
   thousands)     1994                 1993                1992
                  ------------------------------------------------------------
                            Percent              Percent             Percent
                            Of Loan              Of Loan             Of Loan
                  Allowance Category   Allowance Category  Allowance Category
                  ------------------------------------------------------------
  Commercial       $2,214    38.1%     $ 2,881    36.3%     $3,579     37.2%
  Real Estate:
    Construction        -      .-          339    12.3         602     14.0
    Mortgage        2,247    56.5        1,692    43.8       1,300     38.5
  Installment
    loans             188     5.4          645     7.6         831      8.2
  Direct lease
    financing           -      .-            -      .-         200      2.1
                  ------------------------------------------------------------
  Total            $4,649   100.0%     $ 5,557   100.0%     $6,512    100.0%
                  ============================================================
                                                                   (Continued)

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  (Continued)
  (dollars in
   thousands)     1991                 1990
                  ----------------------------------------
                            Percent              Percent
                            Of Loan              Of Loan
                  Allowance Category   Allowance Category
                  ----------------------------------------
  Commercial       $2,355    42.9%     $ 3,120    47.7%
  Real Estate:
    Construction    1,110    11.1          597     8.7
    Mortgage        1,727    28.6        1,324    21.3
  Installment
    loans           1,190    13.4        1,425    15.5
  Direct lease
    financing         553     4.0          727     6.8
                  ----------------------------------------
  Total            $6,935   100.0%     $ 7,193   100.0%
                  ========================================

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Nonperforming Loans
     Loans for which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest on such loans is discon-tinued when there exists reasonable doubt as to the full and timely collection of either principal or interest or generally when a loan becomes contractually past due 90 days with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due 90 days which, in management's judgment, are considered to be fully collectible. Renegotiated loans are those on which the terms have been modified in favor of the borrower as a result of the borrower's inability to meet the original terms.
     The following table summarizes loans which were on nonaccrual, loans
  90 days or more past due and still accruing interest and renegotiated loans as of December 31:

  (dollars in thousands)                1994     1993   1992     1991    1990
                                      ----------------------------------------
  Nonaccrual loans                    $ 5,414 $10,744 $ 8,796 $10,078 $ 12,692
  90 days past due loans and
    still accruing                         76     353     158     123    1,616
  Renegotiated loans                    5,850   5,591       -     123       89
  Loans on nonaccrual and 90 days
    past due/total loans                6.34%   4.97%   3.21%   2.88%    3.73%
  Loans on nonaccrual and 90 days
    past due/total assets               4.19    3.55    2.48    2.23     3.04
                                      ========================================

       The decrease in nonaccrual loans and loans 90 days past due and still accruing from 1990 to 1992 and in 1994 resulted primarily from charge-offs and foreclosures on real estate collateral. The changes in the levels of nonperforming loans during 1993 and 1994 is discussed under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations - Nonperforming Assets."
       The five largest nonaccrual loans at December 31, 1994 totaled $3.7 million or 69% of total nonaccrual loans. At December 31, 1994, three loans totaling $2.2 million were primarily secured by real estate with one of these loans totaling $491,000 being restructured and in compliance with its modified terms. The remaining two loans with a balance of $1.5 million at December 31, 1994 were secured by receivables, equipment or inventory.
       As of December 31, 1994, the Company had reversed all of the previously accrued interest on loans on nonaccrual status. If loans on nonaccrual at December 31, 1994, 1993 and 1992 had performed in accordance with original terms, interest income of the Company would have increased by $354,000, $872,000 and $989,000, respectively.
       All renegotiated loans shown in the chart above were in compliance with their modified terms.

  Classified Loans
       The policy of the Company is to review the loans in the portfolio to identify problem credits. During 1991 the Company fully implemented a loan grading system. The loan grading system includes three classifications for problem loans: "substandard," "doubtful" and "loss." A substandard loan is inadequately protected by the current sound net worth and paying capacity of the borrower or by the pledged collateral, if any. A substandard loan has one or more well defined weaknesses that jeopardize the liquidation of the debt. A doubtful loan has critical weaknesses which make collection or liquidation in full improbable. A loan classified as loss is considered

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  uncollectible or of such little value that its continuance as an asset is unwarranted. Another category designated as "special mention" is maintained for loans which are marginally acceptable but currently protected by the current sound net worth and paying capacity of the borrower or by the pledged collateral, if any. A special mention loan is potentially weak, as the borrower is exhibiting deteriorating trends which, if not corrected, could jeopardize the repayment of the debt and result in a substandard classification.
       The following presents loans classified as substandard, doubtful and special mention at December 31:

  (dollars in thousands)                    1994          1993          1992
                                        -------------------------------------
  Substandard                            $  21,658     $  22,543     $ 30,596
  Doubtful                                     369         1,405        1,883
                                        -------------------------------------
    Total                                $  22,027     $  23,948     $ 32,479
                                        =====================================
  Special mention                        $  10,708     $  28,740     $ 31,007
                                        =====================================

       Except for the loans classified as substandard or doubtful, management is not aware of any loans at December 31, 1994 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for possible credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

  Real Estate Owned
       Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

  (dollars in thousands)                    1994          1993          1992
                                        -------------------------------------
  Gross real estate owned                $   5,129     $  10,944     $ 17,475
  Valuation allowance                          777         3,206        1,927
                                        -------------------------------------
  Net real estate owned                  $   4,352     $   7,738     $ 15,548
                                        =====================================
  Percent of assets                           3.3%          2.5%         4.3%
                                        =====================================

       Real estate owned consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. Real estate owned is carried at the lower of cost or fair value less estimated selling costs.
       When there is indication that a borrower no longer has equity in property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered repossessed in-

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  substance ("in-substance foreclosure"). Both in-substance foreclosure and real estate acquired in settlement of loans are recorded at the lower of the unpaid balance of the loan at the settlement date or fair value less selling costs of the collateral. Subsequently, valuation allowances for estimated losses are provided against income if the carrying value of real estate exceeds estimated fair value less selling costs.
       On January 1, 1995, the Company adopted Statement of Financial Accounting Standards #114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan." and this will adjust the Company's in-substance foreclosure policy. See "NOTE 1 to the Notes to the Consolidated Financial Statements" for a discussion of this accounting pronouncement.
       While management strives to sell real estate owned for at least the carrying value, the amounts actually realized reflect general economic conditions nationally and in the geographic areas where such properties are located, prevailing interest rates and the quality and location of such properties, which conditions management cannot predict. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net cost of operation of other real estate owned totaled $88,000 during 1994, representing .5% of the Company's total income for that year, as compared with $3,493,000 or 12.4% of total income for 1993.

  Investment Securities
       Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. See "NOTE 1 of the notes to the consolidated financial statements" regarding the implementation during 1994 of Statement of Financial Accounting Standards #115 ("SFAS 115") "Accounting for certain investments in debt and equity securities." The gross unrealized gains and losses on such securities are set forth in "NOTE 3 of the Notes to the Consolidated Financial Statements." The following tables show the book value of the Company's portfolio of "Held-to-maturity" and "Available-for-sale" investment securities as of December 31:

  (dollars in thousands)                    1994         1993(1)       1992(1)
  Held-to-maturity                      -------------------------------------
  U.S. government agencies and
    corporations                         $   5,868     $  11,051     $ 11,678
  Obligations of states and
    political subdivisions                       -         4,023        3,438
  Other securities                               -         1,243          993
                                        -------------------------------------
  Total                                  $   5,868     $  16,317     $ 16,109
                                        =====================================

  Available-for-sale
  U.S. government agencies
    and corporations                     $   1,947     $       -     $      -
  Other securities                           4,000             -            -
                                        -------------------------------------
  Total                                  $   5,947     $       -     $      -
                                        =====================================

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  (1) The Company did not classify securities as "available-for-sale" during 1993 and 1992.

       The following table discloses the maturity dates and average yields of the investment securities "Held-to-maturity" and "available-for-sale" at December 31, 1994 (no securities were due after 10 years):

                                          Due After      Due After
                                          One Year       Five Years
                          Due Within      But Within     But Within
  (dollars in thousands)  One Year        Five Years     Ten Years
                          ----------------------------------------------------
                          Amount Yield   Amount Yield   Amount Yield     Total
  Held-to-maturity        ----------------------------------------------------
  U.S. government
    agencies and
    corporations          $    -  .--%  $5,868  6.33%  $    -   .--%  $ 5,868
                          ====================================================

  Available-for-sale
  U.S. government
    agencies and
    corporations          $1,947 6.20%  $    -   .--   $    -   .--%  $ 1,947
  Other securities         4,000 5.52        -   .--        -   .--     4,000
                          ----------------------------------------------------
  Total                   $5,947 5.74%  $    -   .--%  $    -   .--%  $ 5,947
                          ====================================================

       The $4 million of other securities were invested in a "Government Cash Fund" issued by Forum Financial Services, Inc. through their group of Monarch Funds. Fair value of this fund equaled book value at December 31, 1994. For additional information on investment securities, see "NOTE 3 of the Notes to the Consolidated Financial Statements."

  Deposits
       The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

  (dollars in thousands)     1994               1993              1992
                       ------------------------------------------------------
                       Average   Interest Average  Interest  Average  Interest
                       Balance   Rate     Balance  Rate      Balance  Rate
                       ------------------------------------------------------
  Non-interest bearing
    demand deposits    $ 58,238   .--%   $ 96,776    .--%   $ 94,269    .--%
  Interest-bearing
    demand deposits      63,680  2.18      96,415   2.61      98,079   3.16
  Savings deposits        9,334  2.15      11,956   2.42      16,780   3.47
  Time deposits          65,039  4.08     102,158   3.97     161,055   5.11
                       ------------------------------------------------------
  Total                $196,291  2.16    $307,305   2.23%   $370,183   3.22%
                       ======================================================

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

       The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 1994 were as follows (dollars in thousands):
                                                                 Percentage
  Maturity                                           Amount      of Total
                                                    ------------------------
  0-3 Months                                        $  3,354       2.81%
  3-6 Months                                             951        .80
  6-12 Months                                            688        .58
  Over 12 Months                                         300        .25
                                                    ------------------------
  Total                                             $  5,293       4.44%
                                                    ========================

       Generally, the holders of these deposits are highly sensitive to changes in interest rates thereby increasing the competition for such deposits as well as the interest rates paid thereon.

  Selected Financial Ratios
       The following table sets forth the ratios of net loss to average total assets and to average shareholders' equity for the years ended December 31, as indicated. In addition, the ratios of average shareholders' equity to average total assets are presented. West Coast has not declared or paid any cash dividends during the periods presented.

                                            1994          1993          1992
                                        -------------------------------------
  Ratio of net loss to:
    Average total assets                  (2.45)%        (3.62)%       (1.70)%
    Average shareholders' equity         (57.44)        (62.38)       (22.04)
  Ratio of average shareholders'
    equity to average total assets         4.26           5.80          7.72
                                        =====================================

  ITEM 2. PROPERTIES

       West Coast rents office space located at 4770 Campus Drive, Suite 250, Newport Beach, California, from Sunwest. The Company occupies its offices under long-term leases expiring at various dates through 2006.
       The Company's total occupancy expense for the year ended December 31, 1994 was approximately $1,546,000. For additional information concerning properties, see Notes 7, 15 and 20 of the Notes to the Consolidated Financial Statements appearing elsewhere in this report.

  ITEM 3. LEGAL PROCEEDINGS

       In April 1992, the San Bernardino County Environmental Health Services Department ("SBEHS") named WCV, Inc. as a "responsible party" and a "generator" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). In addition, WCV, Inc. was named as a party that must reimburse SBEHS and the appropriate Regional Water Quality Control Board for all expenses and oversight and supervision requirements associated with the clean-up of the Property.
       In February 1993, the Regional Water Quality Control Board of La Hontan (the "La Hontan RWQCB") issued an interim order that clarified an interim order issued in October 1992 and required WCV, Inc., among other things, to

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  file a work plan for remediation of the Property and install test wells.
       WCV, Inc. acquired an interest in the Property in 1983 when it extended a loan that was secured by a deed of trust on the Property. Both before and after 1983, the Property was operated as a gas station with eight underground storage tanks. In October 1988, WCV, Inc. foreclosed on its deed of trust and took title to the Property.
       WCV, Inc. has taken various actions to address the contamination on the Property, including retaining environmental consultants, filing a work plan, ordering various tests and analysis of the Property, removing the underground storage tanks, installing test wells and removing contaminants.
       WCV, Inc. has also taken steps to bring actions against other potentially responsible parties, including the prior owners and responsible oil company for, among other things, indemnity in the event that it is ultimately held responsible to pay for the remediation of the Property. WCV, Inc. has filed a claim under the California Underground Tank Cleanup Fund law, and its claim has been acknowledged and tentatively classified as a Class C claim. A commitment letter has not been issued. WCV, Inc. may be eligible for reimbursement of certain costs incurred to remediate the property. Such amounts, if any, are unable to be determined at this time.
       The cost to remediate the Property has been tentatively estimated at $840,000, of which $660,000 has been incurred through December 31, 1994.
  WCV, Inc. has accrued $180,000 with respect to its remaining liability in connection with this matter.
       In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to shareholders during the fourth quarter of 1994.

  ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

       As of March 4, 1995, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

  John B. Joseph, Age 56
       Chairman of the Board, President and Chief Executive Officer, West Coast; Chairman of the Board and President, North Orange, WCV, Inc., West Coast Realty and Centennial Loan; Co-Chairman of the Board, Sunwest; Chairman of the Board, Sunwest Leasing, WCV, Inc.; Chairman of the Board and CEO, Chancellor.
       John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of West Coast. He has been Chairman of the Board of Directors of West Coast since its inception in 1981, President since April 1993 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years:
  President of West Coast from April 1987 to April 1991; Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), since February 1987; Senior Executive Vice President and Secretary of CGI from July 1987 to July 1993; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  positions in the subsidiaries of West Coast. Mr. Joseph has held, over the past five years up until July 1993 various positions in the subsidiaries of CGI.

  Ronald R. White, Age 48
       Vice Chairman of the Board of Directors and Executive Vice President, West Coast, West Coast Realty, Centennial Loan; Director, WCV, Inc., North Orange, Sunwest Leasing and Chancellor; Co-Chairman of the Board, Sunwest.
       Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of West Coast. Mr. White has served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI since February 1987; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast and CGI.

  Frank E. Smith, Age 44
       Senior Vice President, Chief Financial Officer and Secretary, West Coast, West Coast Realty; Senior Vice President, Chief Financial Officer, Secretary and Treasurer, Sunwest; Vice President, Secretary and Chief Financial Officer, Sunwest Leasing and North Orange; Senior Vice President, Treasurer and Secretary, Centennial Loan; Treasurer and Secretary, Chancellor; Treasurer, WCV, Inc.
       Frank E. Smith has served as Senior Vice President, Chief Financial Officer and Secretary of West Coast since September 1987 and as Senior Vice President and Chief Financial Officer of Sunwest since February 1993.

  James G. LeSieur, Age 53
       Director, President and Chief Executive Officer, Sunwest and Sunwest Leasing.
       James G. LeSieur has served as President and Chief Executive Officer of Sunwest since April 1991 and Executive Vice President and Chief Financial Officer of Sunwest from November 1985 to April 1991. Mr. LeSieur joined Sunwest in 1975 as Vice President and Cashier and was later promoted to Senior Vice President and Controller.

                                      PART II

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

  Holders of Record
       As of February 28, 1995, there were approximately 3,100 holders of record of West Coast's common stock.

  Dividends
       No dividends have been paid by West Coast since inception. At the present time, West Coast plans to retain any earnings to increase its liquidity and capital levels. Further, pursuant to the terms of the Memorandum and Agreement, West Coast may not pay any cash dividends without the prior written approval of the FRB. For additional information on dividends, see "ITEM 1. BUSINESS - Supervision and Regulation - West Coast Bancorp and - Restrictions on Transfers of Funds to West Coast by the Banks" and "ITEM 1. BUSINESS - Potential and Existing Enforcement Actions - West Coast's Regulatory Agreement."

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Securities Market Information
       West Coast's common stock currently trades over the counter under the symbol WCBC. West Coast's common stock was traded on the Nasdaq Stock Market until December 1994. The stock was delisted because the Company's total market value fell below $3 million. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock as reported by Nasdaq or retrieved through over the counter trades:

                                       1994                 1993
                                   High     Low         High     Low
                                  -----------------------------------

  First Quarter                   $  .69   $  .34     $ 1.25   $ .56
  Second Quarter                     .75      .38       1.50     .56
  Third Quarter                      .47      .31        .75     .38
  Fourth Quarter                     .38      .31        .63     .31

  ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

          The following table sets forth selected consolidated financial data for the years ended December 31 as indicated with respect to the Company and is qualified in its entirety by, and should be read in conjunction with, the 1992 through 1994 consolidated financial statements, the related notes and the independent auditors' report. The data was derived from the consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, whose report for December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 is included elsewhere in this report. The report of KPMG Peat Marwick LLP contains an explanatory paragraph regarding uncertainties surrounding Sunwest Bank's (a wholly owned subsidiary of West Coast Bancorp) ability to maintain minimum regulatory capital requirements and substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  (in thousands,
   except per share data)       1994     1993      1992       1991      1990
                           --------------------------------------------------
  Results of operations
  Interest income          $  16,134 $  25,078 $  36,113 $   47,501 $  51,574
  Interest expense             4,735     7,407    12,575     20,411    23,943
  Net interest income         11,399    17,671    23,538     27,090    27,631
  Provision for possible
    credit losses              3,297     8,470     5,623      9,135     9,091
  Other operating income       2,683     3,110     4,045      3,490     3,177
  Other operating expenses    13,064    23,883    28,006     24,750    23,572
  Loss on disposition
    of businesses              2,913       550     1,546          -         -
  Income tax expense
   (benefit)                      13       (15)     (595)    (1,600)     (617)
  Net earnings (loss)      $  (5,205)$ (12,107)$  (6,997)$   (1,705)$  (1,238)

  NET EARNINGS (LOSS) PER SHARE
  Net earnings (loss)      $    (.57)$   (1.32)$    (.76)$     (.19)$    (.14)

  FINANCIAL POSITION
  Total assets             $ 130,910 $ 312,263 $ 361,741 $  458,124 $ 470,252
  Net loans and direct
    lease financing           81,920   217,786   272,502    347,132   376,064
  Total deposits             119,269   292,950   330,843    415,710   424,087
  Shareholders' equity (1)     6,203    11,411    23,494     30,491    32,196
  Long-term obligations        3,755     3,441     3,558      3,630     3,849
                           ==================================================

  (1)  No cash dividends have been declared or paid by West Coast Bancorp.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp as a separate entity "West Coast" and together with its subsidiaries (the "Company") for the years ended December 31, 1994, 1993 and 1992. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

  GENERAL

       The Company posted a net loss of $5,205,000 or $.57 per share in 1994, $12,107,000 or $1.32 per share in 1993 and $6,997,000 or $.76 per share in
  1992. The net loss narrowed in 1994 as losses from the high levels of nonperforming assets were reduced despite the continued weak economy and depressed real estate values.
       On June 22, 1994, West Coast announced the signing of a definitive agreement among Business & Professional Bank ("B&PB"), Sacramento First National Bank ("Sacramento First"), and West Coast providing for the acquisition of its majority owned subsidiary, Sacramento First by B&PB. The transaction was completed on January 20, 1995 and provided West Coast with approximately $3.6 million of cash, approximately 243,500 shares of B&BP's common stock and a contingent cash payment of up to $940,000 that may be received by West Coast from three to five years after the sale date based on

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  the performance of Sacramento First's loan portfolio and real estate owned. All assets and liabilities of Sacramento First are included in "Net assets held for sale" at December 31, 1994 and a $2.8 million expected loss was recorded in 1994. This loss adjusted the net book value of Sacramento First to the sum of the current market value of B&PB stock and cash, both received upon closing in January 1995. Sacramento First's operating results were included in the consolidated statements of operations for all periods through June 30, 1994. Subsequent to June 30, 1994, no amounts relating to Sacramento First were included in any category of the Company's ending balance sheet, average balance sheet and income statement except as noted above.
       Exclusive of Sacramento First's earnings and loss on sale, the Company's loss would have been $2,539,000 or $.28 per share in 1994, $11,541,000 or $1.26 per share in 1993 and $8,117,000 or $.89 per share in 1992.

       The Company had total assets, loans and deposits as of December 31 as follows:

  (dollars in millions)                     1994          1993          1992
                                        -------------------------------------
  Total assets                          $   131          $ 312         $ 362
  Total loans and leases                     87            223           279
  Total deposits                            119            293           331
                                        =====================================

       The 1994 reductions resulted primarily from the accounting treatment for the expected sale of Sacramento First. Reductions occurred during 1994 and 1993 from a decrease in loans due to lower loan demand, more stringent underwriting standards, and Sunwest's capital position and regulatory orders. Sunwest is operating under an Order to Cease and Desist (the "C&D Order") from the FDIC and an order from the State Banking Department (the "State Order"). Both orders require, among other things, maintenance of certain capital levels.
       During 1993 Sunwest became "undercapitalized" and during part of 1994 Sunwest was "significantly undercapitalized" under the prompt corrective action provisions of the FDIC Improvement Act. This made it difficult for Sunwest to compete with other financial institutions for deposits and loans. In January 1995 as a result of the sale of Sacramento First, West Coast repaid $3.4 million of management fees to Sunwest. This increased Sunwest's capital ratios to amounts necessary for a depository institution to be claimed to be "well capitalized" as defined under the prompt action provisions of the FDIC Improvement Act. However, because Sunwest is still subject to regulatory agreements it can only be deemed "adequately capitalized." See Capital Resources and Dividends. Despite Sunwest's current capital level, significant asset growth is not anticipated and further declines may occur.
       Further, West Coast's liquidity is limited. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forces into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See "ITEM 1. BUSINESS - Supervision and Regulation -- and Potential and Existing Enforcement Actions" and "Capital Resources and Dividends."

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  RESULTS OF OPERATIONS

  GENERAL
       The 1994 loss resulted primarily from an accrued loss on the sale of Sacramento First which was completed on January 20, 1995. Other factors affecting the 1994 loss and the primary factors contributing to the 1993 and 1992 losses were loan losses, costs and expenses associated with high levels of nonperforming assets and lower net interest income. The 1992 loss also resulted from the write-off of goodwill of $3.2 million arising from the acquisition of Sunwest, as well as a $1.5 million loss on the liquidation of WCV, Inc. begun in 1992. The loss in 1992 was partially offset by a $2.8 million litigation recovery from Lloyds of London (the "Lloyds Settlement").
       The high levels of provision for possible credit losses stemmed from higher charge-offs, foreclosures, nonperforming loans and classified assets which, in turn, resulted primarily from a weaker economy and softening real estate values.
       All 1994 income and expense categories (excluding loss on sale of Sacramento First) were lower in 1994 versus 1993 primarily from the exclusion of Sacramento First in 1994 as described above and asset declines at Sunwest.
       Other operating income was higher in 1992 due principally to the Lloyds Settlement.
       Other operating expenses decreased from 1994 to 1993 due primarily to the exclusion of Sacramento First, reduced net cost of operation of real estate owned and cost control efforts at Sunwest. The 1993 decrease as compared with 1992 resulted from a write-off of goodwill in 1992, and the liquidation of WCV, Inc. in 1992 partially offset by a significant increase in the net cost of real estate owned in 1993.

  NET INTEREST INCOME
       The decline in net interest income in 1994 and 1993 resulted primarily from lower interest-earning asset volumes in 1994 and 1993 and, to a lesser extent, lower market rates of interest in 1993.
       The net yield on interest-earning assets (net interest income divided by average earning assets) and net interest margin (yield on earning assets less rate paid on interest-bearing liabilities) both increased slightly in 1994 as the yield on interest-earning assets remained unchanged and the rates on interest-bearing liabilities declined slightly.
       The yield on interest-earning assets during 1994 compared to 1993 remained stable despite a 250 basis point increase in the prime rate during 1994 because Sunwest's yield on interest-earning assets declined from 8.80% in 1993 to 8.67% in 1994. Sunwest's decline was caused by its average loans (the highest yielding asset) declining from 85% of average interest earning assets in 1993 to 80% in 1994, and the yield on loans increasing by only 19 basis points during 1994. The increase in yield on loans was lower than the prime rate increases because of a combination of factors including the fact that a full year of the prime rate increases were not earned, Sunwest is trying to attract and retain higher quality (lower rate) loans, approximately 50% of Sunwest's loans are either fixed or reprice only once a year and the sale of $3.6 million of the unguaranteed portion of SBA loans that were yielding 13.54%. The net yield on interest-earning assets declined in 1993 from 1992 because net interest income declined at a greater rate than average interest-earning assets. The net interest margin declined in 1993 because the decline in rates on average loans exceeded the decline in rates paid on average deposits.
       Loans on which the accrual of interest had been discontinued at December 31, 1994, 1993 and 1992 amounted to $5,414,000, $10,744,000 and $8,796,000, respectively.  If these loans had been current throughout their terms, net

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  interest income would have increased approximately $354,000, $872,000 and $989,000 in 1994, 1993 and 1992, respectively. This would have raised both the net yield on interest-earning assets and the net interest margin by .19%, .30% and .27% in 1994, 1993 and 1992, respectively.

  Average Balance Sheets and Analyses of Net Interest Earnings
       Information concerning average interest-earning assets and interest-bearing liabilities, along with the interest earned or paid thereon and the average interest rates earned and paid thereon, is set forth in the following table for the years ended December 31. Averages for Sunwest, Sacramento
  First and WCV, Inc., the assets of which constitute 99% of the Company's earning assets, were computed based on daily balances. Averages for the remaining entities are based on monthly balances. Income and yields earned on tax exempt securities are not presented in the following tables on a taxable equivalent basis since the tax effect was not material.











































  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

    (dollars in thousands)                  1994                             1993                              1992
                                 ------------------------------------------------------------------------------------------------
                                 Average               Average    Average                Average    Average               Average
                                 Balances   Interest   Rates      Balances   Interest    Rates      Balances   Interest   Rates
                                 ------------------------------------------------------------------------------------------------
    Assets

    Loans, net of unearned
      loan fees and discounts (1)  $150,837 $ 14,480     9.60%    $ 249,258  $ 23,490     9.42%    $320,395   $  34,227   10.68%
    Investment securities            12,817      671     5.24        16,400       814     4.96       13,590         794    5.84
    Federal funds sold               21,283      820     3.85        26,109       718     2.75       29,704         945    3.18
    Interest-bearing deposits
      with banks                      3,815      163     4.27         1,379        56     4.06        3,151         147    4.67
                                  ------------------------------------------------------------------------------------------------
    Total interest-earning assets   188,752   16,134     8.55       293,146    25,078     8.55      366,840      36,113    9.84

    Allowance for possible
      credit losses                  (5,305)                         (6,781)                         (7,235)
    Cash and due from banks          13,500                          25,791                          24,630
    Other assets                     15,740                          22,288                          27,168
                                  ------------------------------------------------------------------------------------------------
    Total assets                   $212,687                       $ 334,444                        $411,403
                                  ================================================================================================

    Liabilities and
      shareholders' equity

    Time deposits                  $ 65,039 $ 2,654      4.08%    $ 102,158  $  4,054     3.97%    $161,055   $   8,232    5.11%
    Interest-bearing
      demand deposits                63,680   1,390      2.18        96,415     2,518     2.61       98,079       3,100    3.16
    Savings deposits                  9,334     201      2.15        11,956       289     2.42       16,780         582    3.47
    Capital leases                      691      64      9.26         1,190       110     9.24        1,318         125    9.48
    Other long-term debt              1,105      74      6.70           917        84     9.16        2,176         185    8.50
    Convertible
      subordinated debentures         3,035     352     11.60         3,035       352    11.60        3,035         351   11.57
                                  ------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                   142,884   4,735      3.31       215,671     7,407     3.43      282,443      12,575    4.45

    Demand deposits                  58,238                          96,776                          94,269
    Other liabilities                 2,504                           2,587                           2,948
    Shareholders' equity              9,061                          19,410                          31,743
                                  ------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity         $212,687                       $ 334,444                        $411,403
                                  ================================================================================================
    Net interest income                     $11,399                          $ 17,671                         $  23,538
                                  ================================================================================================
    Net interest margin                                  5.24%                            5.12%                            5.39%
    Net yield on
      interest-earning assets                            6.04                             6.03                             6.42
                                  ================================================================================================

    (1)  Interest income includes loan fees of $224,000, $1,542,000 and $2,049,000 for the years ended December 31, 1994, 1993 and
         1992, respectively.  Loans, net of unearned loan fees and discounts, includes loans placed on nonaccrual.


  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

    Rate and Volume Variance Analyses
         The following schedule analyzes the rate and volume changes in net interest income for the years ended December 31.  The variances attributable to simultaneous volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.

    (dollars in thousands)       1994 vs. 1993                    1993 vs. 1992                     1992 vs. 1991
                                 ------------------------------------------------------------------------------------------------
                                 Volume     Rate       Total      Volume     Rate        Total      Volume     Rate       Total
                                 ------------------------------------------------------------------------------------------------
    Interest Income:
    Loans and leases              $(9,440)  $    430   $ (9,010)  $ (7,014)  $  (3,723)  $(10,737)  $ (4,993)  $ (5,428)  $(10,421)
    Investment securities            (186)        43       (143)       150        (130)        20        230       (124)       106
    Federal funds sold               (150)       252        102       (107)       (120)      (227)      (390)      (694)    (1,084)
    Interest-bearing deposits
      with banks                      104          3        107        (74)        (17)       (91)        65        (54)        11
                                 ------------------------------------------------------------------------------------------------
    Total                          (9,672)       728     (8,944)    (7,045)     (3,990)   (11,035)    (5,088)    (6,300)   (11,388)
                                 ------------------------------------------------------------------------------------------------
    Interest Expense:
    Time deposits                  (1,512)       112     (1,400)    (2,593)     (1,585)    (4,178)    (2,393)    (3,598)    (5,991)
    Interest-bearing
      demand deposits                (760)      (368)    (1,128)       (52)       (530)      (582)       280     (1,732)    (1,452)
    Savings deposits                  (59)       (29)       (88)      (143)       (150)      (293)      (103)      (299)      (402)
    Capital leases                    (46)         -        (46)       (12)         (3)       (15)       (14)         5         (9)
    Other long-term debt               17        (27)       (10)      (136)         35       (101)        73         (9)        64
    Convertible subordinated
      debentures                        -          -          -          -           1          1        (47)         1        (46)
                                 ------------------------------------------------------------------------------------------------
    Total                          (2,360)      (312)    (2,672)    (2,936)     (2,232)    (5,168)    (2,204)    (5,632)    (7,836)
                                 ------------------------------------------------------------------------------------------------

    Net change in net
      interest income             $(7,312)  $  1,040   $ (6,272)  $ (4,109)  $  (1,758)  $ (5,867)  $ (2,884)  $   (668)  $ (3,552)
                                 ================================================================================================

    INTEREST INCOME AND YIELD ON EARNING ASSETS
      Interest income declined in 1994 and 1993 as a result of lower earning asset volumes and to a lesser extent lower rates in 1993.
      Average interest-earning assets decreased by $104 million from 1993 to 1994 and by $74 million from 1992 to 1993. The decrease in average loans as a percentage of average interest-earning assets from 87.3% in 1992 to 79.9% in 1994 also exerted downward pressure on interest income.
      The average interest rates on interest-earning assets remained unchanged from 1993 to 1994 and decreased by 129 basis points from 1992 to 1993 primarily because of changes in market rates of interest. The changes in the rates on interest-earning assets tends to lag behind the changes in market rates, as interest-earning assets reprice. The prime rate declined 350 basis points during 1991 to 6.5% at December 31, 1991, remained at 6% from July 1992 through March 1994 and then steadily increased to 8.5% by December 31, 1994.
      Interest income is expected to be lower in 1995 due to the decrease in assets during 1994. Total assets at December 31, 1994 were $131 million versus average assets in 1994 being $213 million.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  INTEREST EXPENSE AND COST OF FUNDS
      Interest expense declined in 1994 and 1993 primarily from lower volumes and in 1993 from lower rates of interest. Average interest-bearing liabilities decreased by $73 million from 1993 to 1994 and by $67 million from 1992 to 1993.
      The average rates paid on interest-bearing liabilities decreased by 12 basis points from 1993 to 1994 and 102 basis points from 1992 to 1993. The decreases occurred largely as a result of the market rate changes, and, like interest-earning assets, the Bank's changes tend to lag behind the market changes. The interest rates on time deposits, the highest cost deposit, fell more than other interest-bearing deposits from 1992 to 1993 and rose from 1993 to 1994. This occurred because time deposits are much more rate sensitive than other deposits. Average time deposits declined from approximately 57% of average interest-bearing liabilities in 1992 to 46% in 1994, further reducing the cost of funds.
      Interest expense is expected to be lower in 1995 due to the decrease in interest-bearing liabilities during 1994. Total interest-bearing liabilities at December 31, 1994 were $87 million versus a 1994 average of $143 million. This decrease from lower volumes is expected to be partially offset by higher rates, particularly on time deposits.

  PROVISION FOR POSSIBLE CREDIT LOSSES
      The Company's allowance for possible credit losses, net charge-offs and provision for possible credit losses are summarized for the years ended December 31 as follows:

  (dollars in thousands)                    1994          1993          1992
                                            ---------------------------------
  Allowance for possible credit losses
     at beginning of period                  $  5,557   $  6,512    $  6,935
  Charge-offs:
    Commercial                                 (3,317)    (8,396)     (3,492)
    Real estate - construction                    (51)         -      (1,603)
    Real estate - mortgage                       (432)      (973)     (1,306)
    Installment loans to individuals             (181)      (909)     (1,345)
    Direct lease financing                        (29)       (56)       (532)
                                            ---------------------------------
  Total charge-offs                            (4,010)   (10,334)     (8,278)
  Recoveries                                      648        909       2,232
                                            ---------------------------------
  Net charge-offs                              (3,362)    (9,425)     (6,046)
  Provision for possible credit losses          3,297      8,470       5,623
  Transfer to assets held for sale               (843)         -           -
                                            ---------------------------------
  Allowance for possible credit losses
    at end of period                         $  4,649   $  5,557    $  6,512
                                            =================================
  Allowance/Total loans                           5.4%       2.5%        2.3%
  Allowance/Loans on nonaccrual and
     90 days past due                            84.7%      50.1%       72.7%
                                            =================================

       The Company has had high provisions for possible credit losses and charge-offs during the three year period as a result of the economic recession and depressed real estate values, particularly in southern California. The lower provision for possible credit losses during 1994 as compared with 1993 and 1992 is attributable to lower net charge-offs.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Recoveries were higher in 1992 because Sunwest received a litigation settlement of $2.8 million in 1992 in connection with the Lloyds Settlement and recorded $1.2 million as a loan loss recovery, which matched the amount of the original loan charge-off which was the subject of the litigation. The 1992 provision also includes the reversal of approximately $600,000 of allowance for possible credit losses associated with certain loans sold by WCV, Inc.
       Management has significantly increased the Company's allowance for possible credit losses as a percentage of total loans. The level of reserves reflects management's assessment of the current economic environment and its impact on the portfolio as well as the result of implementation of a more comprehensive risk assessment system established to identify and quantify risk in the portfolio. Management believes that the allowance for possible credit losses at December 31, 1994 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 - SELECTED STATISTICAL INFORMATION - Classified loans" for a summary of classified loans.
       The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, adverse economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. The continuation of these conditions or further economic decline in the Company's market area could result in a further deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company. Sunwest has had no significant direct impact from the Orange County bankruptcy filing that occurred in December 1994. No assurance can be made as to whether any impact will occur in the future.

  CHARGE-OFFS
          A summary of net charge-offs (recoveries) by company for the years ended December 31 follows:

  (dollars in thousands)                    1994          1993          1992
                                            ---------------------------------
  West Coast                                $    (67)    $   (65)    $     -
  West Coast Realty                                -           -       1,426
  WCV, Inc.                                        -           -         847
  Sacramento First                               746       2,295         533
  Sunwest                                      2,683       7,195       3,240
                                            ---------------------------------
                                             $ 3,362     $ 9,425     $ 6,046
                                            =================================

       West Coast Realty and WCV, Inc. had no charge-offs after 1992 because both companies were substantially liquidated in 1992. Currently, both companies are inactive.
       Charge-offs increased at Sacramento First during 1993 as a result of the economic environment. Approximately 88% of Sacramento First's gross charge-offs in 1993 were commercial loans. Sacramento First's charge-offs were significantly lower than Sunwest's primarily because the recession and declines in real estate values have been much less severe in northern California than in southern California.
       Gross charge-offs of commercial loans at Sunwest represented 79% of charge-offs in 1994, 79% in 1993 and 60% in 1992. The level of charge-offs

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  relates primarily to the weak economy, high business failures and falling real estate values in southern California. The 1993 charge-offs were significantly higher partially because of two loans, with each loan having a charge-off of approximately $1.2 million. The net charge-offs at Sunwest included a recovery of $1.2 million related to the Lloyds Settlement in 1992.
       The Company's and Sunwest's charge-offs as a percentage of average loans were 2.23% and 2.43%, respectively during 1994.

  NONPERFORMING ASSETS
       Nonperforming assets include nonperforming loans and real estate owned. Nonperforming loans include loans for which the accrual of interest has been discontinued and loans that are contractually past due 90 days or more with respect to principal and are still accruing interest. Real estate owned consists of real estate collateral for which the Company has legally taken ownership and real estate collateral that is still legally owned by the borrower, but has been accounted for as an "in-substance" foreclosure. See "NOTE 1 of the Notes to Consolidated Financial Statements" for a discussion of Statement of Financial Accounting Standards No 114, ("SFAS 114") "Accounting by Creditors for Impairment of a Loan." This pronouncement was implemented during the first quarter of 1995.

       A summary of nonperforming loans at December 31 follows:

  (dollars in thousands)                    1994(a)       1993         1992(b)
                                            ---------------------------------
  West Coast                                 $      -    $    46     $     -
  West Coast Realty                                 -          -         132
  Sacramento First                                  -      1,372       2,955
  Sunwest                                       5,490      9,679       5,867
                                            ---------------------------------
                                             $  5,490    $11,097     $ 8,954
                                            =================================
  Nonperforming loans/Total loans                6.3%        5.0%       3.2%
                                            =================================

  (a) Excludes $1,031,000 of Sacramento First loans classified as Net Assets Held for Sale.
  (b) Excludes $63,000 of WCV, Inc. loans classified in other assets as assets held for sale.

       A summary of real estate owned at December 31 follows:

  (dollars in thousands)                    1994(c)       1993         1992(d)
                                            ---------------------------------
  West Coast                                 $     53    $   433     $     -
  West Coast Realty                                 -          -         325
  Sacramento First                                  -      3,229       2,831
  Sunwest                                       4,299      4,076      12,392
                                            ---------------------------------
                                             $  4,352    $ 7,738     $15,548
                                            =================================
  Real estate owned/Total assets                 3.3%        2.5%       4.3%
                                            =================================

  (c) Excludes $1,399,000 of Sacramento First real estate owned classified as Net Assets Held for Sale.
  (d)  Excludes $606,000 of WCV, Inc. real estate owned classified in other

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

       assets as assets held for sale.

       A summary of nonperforming assets (nonperforming loans and real estate owned combined) at December 31 follows:

  (dollars in thousands)                    1994(e)       1993         1992(f)
                                            ---------------------------------
  West Coast                                 $     53    $   479     $     -
  West Coast Realty                                 -          -         457
  Sacramento First                                  -      4,601       5,786
  Sunwest                                       9,789     13,755      18,259
                                            ---------------------------------
                                             $  9,842    $18,835     $24,502
                                            =================================
  Nonperforming assets/Total assets              7.5%        6.0%       6.8%
                                            =================================

  (e)  Excludes $2,430,000 of Sacramento First nonperforming assets classified
  as   Net Assets Held for Sale.
  (f) Excludes $669,000 of WCV, Inc. nonperforming assets classified in other assets as assets held for sale.

       Total nonperforming loans decreased significantly while the percentage of nonperforming loans to total loans increased from 1993 to 1994. This resulted from the decrease in total loans from $220 million at December 31, 1993 to $87 million at December 31, 1994. Real estate owned totaled $15.5 million at year-end 1992 as a result of foreclosures which totaled $12.3 million in 1992. Real estate owned decreased to $7.7 million at year-end 1993 as foreclosures were $7.9 million, and $15.9 million in real estate owned was sold or written down. The 1994 decline in real estate owned was primarily a result of including Sacramento First in Net Assets Held for Sale. Nonperforming assets as a percentage of total assets at Sunwest were 7.8%, 7.3% and 8.1% in 1994, 1993 and 1992, respectively.
       Restructured loans which were performing in compliance with their modified terms totaled $5,850,000 and $5,591,000 at December 31, 1994 and 1993, respectively. The Company had no restructured loans at December 31, 1992. Restructured loans totaling $605,000 were on nonaccrual status at December 31, 1994. No such loans existed at year-end 1993 or 1992.
       In general, the changes in the Company's nonperforming assets is reflective of the current economic environment and real estate values.

  OTHER OPERATING INCOME
       A summary of other operating income by category is presented in NOTE 14 of the Notes to the Consolidated Financial Statements. Other operating income decreased to $2.7 million in 1994, from $3.1 million in 1993 and $4.0 million in 1992.
       From 1993 to 1994 depositor charges decreased by $254,000 as a result of the exclusion of Sacramento First and by $268,000 from lower deposit balances at Sunwest. Depositor charges are expected to decrease in 1995 because 1994 includes $206,000 relating to Sacramento First and average deposits are expected to be lower at Sunwest during 1995.
       The decrease in service charges, commissions and fees from 1993 to 1994 resulted from the exclusion of Sacramento First. Liquidating WCV, Inc. in 1992 caused service charges, commissions and fees to decrease from 1992 to 1993. Fee income is expected to decrease significantly in 1995 because 1994 includes $194,000 related to Sacramento First.
       Gain on sale of loans were higher in 1994 versus 1993 because Sunwest

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  sold its unguaranteed portion of SBA loans for a gain of $536,000. As a result of the exclusion of Sacramento First, Sacramento First's gain on sale decreased $481,000 from 1993 to 1994. Gain on sales of loans were significantly lower in 1992 because a $838,000 net loss on sale of WCV, Inc.'s loans was incurred prior to entering into a plan of liquidation. Loan sales at WCV, Inc. were made in connection with WCV, Inc.'s planned asset reduction. Gain on sale of loans may decrease in 1995 because 1994 included $222,000 of gains from Sacramento First and West Coast.
       The net gain on sale of premises and equipment relates to Sunwest's conversion of a capital lease to an operating lease in December 1994.
       Nonrecurring income in 1992 consisted of the $1.6 million Lloyds Settlement.

  OTHER OPERATING EXPENSES
       Other operating expenses decreased significantly from 1992 to 1994. A summary of the operating expenses is presented in NOTE 15 of the Notes to the Consolidated Financial Statements.

       A summary of other operating expenses, net of amortization of goodwill in 1992, follows:

  (dollars in thousands)                    1994          1993          1992
                                            ---------------------------------
  Other operating expenses                   $ 13,064    $23,883     $24,475
  Other operating expenses/Interest
    and other operating income                  69.4%       84.7%       60.9%
  Other operating expenses/Average assets        6.1%        7.1%        5.9%
                                            =================================

       Other operating expenses decreased by $10.8 million or 45% from 1993 to 1994. Sunwest decreased its other operating expenses by $6.7 million or 41%, expenses for Sacramento First decreased $3.5 million or 53% and West Coast decreased its expenses by $951,000 or 67%. Decreases occurred in every category and typically varied from 20% to 50%. A significant exception included the net cost of operation of real estate owned which decreased $3.4 million or 97% for the period. Sunwest accounted for $3.0 million of this decrease primarily because it incurred net gains on the sales of real estate owned in 1994 and had lower levels of real estate owned in 1994.
       Salaries decreased by $3.7 million or 37% from 1993 to 1994. Sacramento First's salaries decreased $1.7 million as a result of the sale, Sunwest's salaries decreased $1.6 million from reducing staff by 37% in 1994 and West Coast's salaries decreased by $423,000 from a reorganization in 1993. All other expenses decreased $3.7 million or 35% from 1993 to 1994 as a result of lower asset levels, management's cost control efforts and the exclusion of Sacramento First.
       Included in depreciation and amortization in 1992 was a $3.2 million charge relating to goodwill arising from the 1985 acquisition of Sunwest.
  The charge was recorded as a result of a determination, based in part on continued uncertainties in the banking industry and increased regulatory scrutiny, that the net unamortized goodwill arising from the aforementioned acquisition had no further continuing value.
       Excluding the amortization of goodwill, the decrease in other operating expenses in 1993 resulted from salaries and employee benefits, occupancy, depreciation and amortization, and other expenses. Offsetting increases occurred in the net cost of operation of real estate owned and professional services.
       The increases in the net cost of operation of real estate owned

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  consisted primarily from losses on sales and write-downs of real estate owned. The increased write-downs generally reflected the economic factors influencing real estate values. The increase in collection expenses resulted from the high levels of nonperforming loans. Salaries and employee benefits decreased in 1993 from the reduction in employees. Total employees have decreased to 91 at year-end 1994 from 216 at year-end 1993 and 251 at year-end 1992. Depreciation and amortization and occupancy decreased in 1993 because of the liquidation of WCV, Inc.
       Other operating expenses are expected to decrease in 1995 because 1994 amounts included $3.1 million from Sacramento First. In addition, Sunwest is expected to continue to reduce operating expenses.

  LOSS ON LIQUIDATION OF WCV, INC.
       The Company recorded a loss on the liquidation of WCV, Inc., formerly Heritage Thrift & Loan Association, of $125,000, $550,000 and $1.5 million in 1994, 1993 and 1992, respectively, which included estimated losses on loans and real estate owned and estimated salaries, occupancy and other operating expenses associated with its final operations.
       WCV, Inc. was substantially liquidated in 1993. Remaining activity consists of the environmental clean-up and disposition of the sole remaining real estate owned property and resolving a certain lease obligation.
       A claim was filed with the UTS fund for reimbursement of certain direct clean-up costs related to the contaminated property. At December 31, 1994 WCV, Inc. had paid approximately $460,000 of qualifying expenses and expects to pay an additional $270,000 of expenses. The $730,000 of expenses have been recorded as a loss on discontinued business because of the uncertainty of the amount and timing of any refund. If a refund is received from the UTS fund, this will allow WCV, Inc. to reverse the previous expenses.

  LOSS ON SALE OF SACRAMENTO FIRST
       West Coast entered into a definitive agreement on June 22, 1994 to sell Sacramento First to Business & Professional Bank ("B&PB"). The sale closed on January 20, 1995 and provided West Coast with net cash proceeds of $3.5 million and 243,000 shares of B&PB stock valued at $1.8 million. No value was assigned to the right to receive a contingent cash payment. The sale resulted in a loss of $2.8 million as the net cash proceeds and value of B&PB stock was less than the book value of Sacramento First.

  INCOME TAXES
       A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 11 of the Notes to the Consolidated Financial Statements. The 1994, 1993 and 1992 tax benefits were less than expected principally because of the change in the valuation allowance for deferred taxes and the nondeductible charge-off of goodwill in 1992. The valuation allowance was increased to offset the Company's deferred tax asset. The Company may not record a deferred tax asset for deductible temporary differences, operating loss or tax credit carryforwards until it is more likely than not that the tax benefits will be realized. The net state franchise tax affected income tax benefit in 1993 and 1992.

  LIQUIDITY

  THE COMPANY
       Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  loans, increased deposits and temporary borrowings. The Company had loan commitments of $13,075,000 and standby and commercial letters of credit totaling $438,000 at December 31, 1994. The majority of outstanding loan commitments are not expected to be drawn upon.
       All the outstanding loan commitments were at Sunwest. Sunwest manages its liquidity as well as interest rate risk through an asset and liability management committee. The asset and liability management committee obtains estimates from the bank's loan officers of how much of the commitments will ultimately be funded and when. The committee reviews and evaluates these estimates in conjunction with projections of loan and time deposit run-off, other expected deposit fluctuations and investment maturities. The committee uses the projections to assess liquidity and manage asset levels.
       The Company's liquid asset ratio (the sum of cash, investments available-for-sale and Federal funds sold divided by total assets) was 23% at December 31, 1994 and 18% at December 31, 1993. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.
       The Company's cash and cash equivalents decreased by $32.2 million during 1994. The operating activities increased cash by $3.4 million. The $5.2 million net loss was offset by non-cash expenses, primarily the provision for possible credit losses of $3.3 million, the net decrease in receivables, payables and other assets of $1.9 million and a loss on discontinued business of $2.9 million. Investing activities provided $32.8 million in cash and cash equivalent consisted primarily of loan decreases of $45.5 million, proceeds from sales of real estate owned of $5.3 million and proceeds from sales of loans of $4.5 million. These were offset by a $14.0 million decrease in cash and cash equivalents from the exclusion of Sacramento First. Net cash of $68.4 million was used in financing activities and consisted almost entirely of decreases in deposits.

  THE PARENT COMPANY
       West Coast's liquidity is limited. West Coast has relied on sales of assets, borrowings from officers/directors, and management service fees and dividends from its subsidiaries as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by an Order to Cease and Desist ("the C&D") issued by the FDIC and an Order issued by the California Superintendent of Banks (the "state order") without their prior consent.
       During 1994, West Coast did not receive any management fees or dividends from its subsidiaries. West Coast does not expect to receive management fees or dividends from its subsidiaries during 1995.
       West Coast received $3.5 million of cash, net of selling expenses, from the sale of Sacramento First. West Coast immediately transferred $3.4 million into Sunwest as a repayment of previously paid management fees.
  Sales of other property are forecasted to provide $233,000 during 1995. WCV, Inc. may be eligible for reimbursement of certain costs incurred to remediate a property. Such amounts, if any, are unable to be determined. At December 31, 1994, West Coast had cash totaling $8,000.
       West Coast anticipates cash expenditures during 1995 to consist of debt service payments, advances to WCV, Inc. and other operating expenses. West Coast's projected debt service for 1995 includes quarterly interest payments on the 10% subordinated debentures of $76,000 each and an annual principal payment on the notes payable to affiliates of $113,000. A portion of the notes payable to affiliates are currently secured by, and scheduled to be repaid by sales proceeds totaling $233,000 from the other property sales mentioned above. Advances to WCV, Inc. are forecasted at $173,000 during

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  1995 primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses, will be approximately $451,000 during 1995, of which $221,000 relates to salaries and directors' fees that are currently being deferred.
       A cash shortfall is anticipated unless additional cash can be raised. A former officer of the Company has a judgment against West Coast in the amount of $311,000 and is actively pursuing collection of the judgment. In addition, West Coast agreed in connection with the sale of Sacramento First to indemnify B&PB for losses in excess of $250,000 arising from breach of certain representations and warranties made in the definitive acquisition agreement. Management believes that all losses were adequately accrued at Sacramento First at December 31, 1994.
       West Coast may elect to raise additional cash by limiting repayments of the affiliate debt or interest payments on the subordinated debt, and/or incurring additional debt. West Coast may not incur debt without the approval of the Federal Reserve Board. On March 23, 1995, West Coast sold 50,000 shares of B&PB stock. Of the total proceeds of $387,500, $200,000 was infused as capital in Sunwest to achieve compliance with the various regulatory orders. West Coast has requested approval from the FDIC to receive the remaining cash. The cash is currently held by Sunwest as collateral for West Coast's guaranty of Sunwest's capital plan. West Coast is considering selling additional shares of B&PB stock, however pursuant to agreement with B&PB, West Coast can sell no additional shares of B&PB during 1995 without B&PB's consent. Even if B&PB was to consent to sale of some additional shares, proceeds of such sale would become security for West Coast's guarantee of Sunwest's capital plan as all shares of B&PB stock and proceeds thereof are pledged to Sunwest to secure such obligation. No assurances can be given that the FDIC would permit Sunwest to release the collateral to West Coast.
       In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See "Capital Resources and Dividends."

  CAPITAL RESOURCES AND DIVIDENDS

       The following table set forth the Tier 1 and total risk-based capital and leverage ratios as of December 31, 1994 for the Company and Sunwest:

                                         Tier 1         Total
                                         Risk-based     Risk-based
                                         Capital        Capital      Leverage
                                         Ratio          Ratio        Ratio
                                        --------------------------------------
  The Company                             5.31%         6.92%         3.88%
  Sunwest                                 4.95          6.24          3.59
  Regulatory minimum                      4.00          8.00          4.00 (a)
                                        ======================================

  (a) Sunwest is subject to regulatory orders that require it to maintain a minimum leverage ratio of 6.5%.

       On January 20, 1995, Sunwest received $3.4 million from West Coast and on March 30, 1995 Sunwest received an additional $200,000 from West Coast increasing Sunwest's leverage ratio to above 6.5%. These capital infusions increase Sunwest's capital ratios to amounts necessary for a depository

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  institution to be deemed to be "well capitalized." However, because Sunwest is still subject to regulatory agreements it can only be deemed "adequately capitalized."
       Management believes Sunwest is now in compliance with the 6.5% leverage ratio as required by their regulatory agreements and orders as set forth in the capital plan Sunwest submitted to the FDIC, pursuant to the prompt corrective action provisions of the FDIC Improvement Act, which is guaranteed by West Coast. The amount of such guaranty is limited to the lesser of (i) 5% of Sunwest's total assets at September 30, 1993, the date the FDIC deemed Sunwest to have notice that it was undercapitalized or (ii) the amount which is necessary to bring Sunwest into compliance with all applicable capital standards at the time Sunwest fails to comply with the capital restoration plan. See "ITEM 1. BUSINESS - Effect of Governmental Policy and Recent Legislation - Prompt Corrective Action."
       The Company had no material commitments for capital expenditures as of December 31, 1994.

  ASSET AND LIABILITY MANAGEMENT

       Management of assets and liabilities in terms of rate, maturity and quality has an important effect on liquidity and net interest margin, and rate sensitivity is of particular importance. Rate sensitivity is determined by calculating the ratio of rate sensitive assets to rate sensitive liabil-ities. Rate sensitivity ratios that are close to one-to-one tend to stabilize earnings and provide a company with flexibility in managing liquidity. Rate sensitivity ratios in which rate sensitive assets exceed rate sensitive liabilities tend to produce an expanded net yield on interest earning assets in rising interest rate environments and a reduced net yield on interest earning assets in declining interest rate environments. Con-versely, when rate sensitive liabilities exceed rate sensitive assets, the net yield on interest earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the interest sensitivity table set forth below is only a general indicator of interest rate sensitivity.
       The Company had a net asset sensitivity of $25.5 million at December 31, 1994. Market rates of interest increased dramatically during 1994, held steady during 1993 and declined slightly during 1992. The Company's net yield on interest-earning assets changed from 6.42% in 1992 to 6.03% in 1993 and 6.04% in 1994.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

       The following table sets forth the interest-earning assets and interest-bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at Decem-ber 31, 1994:

                                                                                             Over
                                                         Two         91          181          One Year    Over
                                                         Through     Through     Through      Through     Five
    (dollars in thousands)                   Immediate   90 Days     180 Days    365 Days     Five Years  Years       Total
                                             ------------------------------------------------------------------------------
    INTEREST-EARNING ASSETS
    Loans                                     $  43,068  $     850  $  8,393   $ 18,755    $  13,292  $   2,270  $  86,628
    Investments                                  14,200      1,560     2,936      1,479        5,868          -     26,043
                                             ------------------------------------------------------------------------------
    Total interest-earning assets             $  57,268  $   2,410  $ 11,329   $ 20,234    $  19,160  $   2,270  $ 112,671
                                             ==============================================================================
    INTEREST-BEARING LIABILITIES
    Time certificates of deposit of
      $100,000 or more                        $       -  $   3,354  $    951   $    688    $     300  $       -  $   5,293
    Time certificates of deposit
      under $100,000                                  -     17,809    11,001      7,967        2,357          -     39,134
    Other interest-bearing deposits              38,815          -         -          -            -          -     38,815
    Other interest-bearing liabilities              644          -         -          -        3,111        171      3,926
                                             ------------------------------------------------------------------------------
    Total interest-bearing liabilities        $  39,459  $  21,163  $ 11,952   $  8,655    $   5,768  $     171  $  87,168
                                             ==============================================================================
    Rate sensitivity gap                      $  17,809  $ (18,753) $   (623)  $ 11,579    $  13,392  $   2,099  $  25,503
                                             ==============================================================================
    Cumulative rate sensitivity gap           $  17,809  $    (944) $ (1,567)  $ 10,012    $  23,404  $  25,503  $  25,503
                                             ==============================================================================
    Cumulative assets divided by liabilities    145.13%      98.44%    97.84%   112.33%      126.90%    129.26%    129.26%
                                             ==============================================================================

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for consolidated financial statements filed as a part of this report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
SCLOSURE

       None.

                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS - Election of Directors and - Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  information concerning executive officers of the Company, see "ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT."

  ITEM 11.  EXECUTIVE COMPENSATION

       Information concerning management remuneration and transactions is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS - Compensation of Executive Officers and Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning certain relationships and related transactions with management is incorporated by reference from the section entitled "DIRECTORS AND EXECUTIVE OFFICERS - Compensation of Executive Officers and Directors - Certain Transactions" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                      PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report.

       1. Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements at page F-1 for a list of financial statements filed as part of this report.


       2. Financial Statement Schedules. No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements filed herewith.

       3. Exhibits. Reference is made to the Index of Exhibits at page F-35 for a list of the exhibits filed as part of this report.

            Executive Compensation Plans and Arrangements. The following compensation plan and arrangement is filed as exhibits to this report: None.

  (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 1994.

  (c)  Exhibits required by Item 601 of Regulation S-K.  See Item 14(a) 3.

  (d)  Additional financial statements.  Inapplicable.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  UNDERTAKING FOR REGISTRATION STATEMENT ON S-8

       For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-25859 (filed December 1, 1988):

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  Signatures
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1995.
                               WEST COAST BANCORP
                               (Registrant)
                               By /s/ John B. Joseph
                               ----------------------
                               John B. Joseph
                               Chairman of the Board, President and
                               Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


  /s/ John B. Joseph           Chairman of the Board,         March 29, 1995
  -------------------          President and
  John B. Joseph               Chief Executive Officer
                               (Principal Executive Officer)

  /s/ Ronald R. White          Executive Vice President       March 29, 1995
  -------------------          and Director
  Ronald R. White

  /s/ Frank E. Smith           Chief Financial Officer        March 29, 1995
  -------------------          (Principal Financial
  Frank E. Smith               and Accounting Officer)

  /s/ J. David Cheshier        Director                       March 29, 1995
  -------------------
  J. David Cheshier

  /s/ Dr. L. Wayne Gertmenian  Director                       March 29, 1995
  -------------------
  Dr. L. Wayne Gertmenian

  /s/ Thomas A. Jones          Director                       March 29, 1995
  -------------------
  Thomas A. Jones

  /s/ Lacy G. Marlette, Jr.    Director                       March 29, 1995
  -------------------
  Lacy G. Marlette, Jr.

  WEST COAST BANCORP
  Form 10-K for the year ended December 31, 1994

  ITEMS 8, 14(a)(1) and 14(a)(2)

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
  West Coast Bancorp and Subsidiaries:

    Consolidated Balance Sheets -
      December 31, 1994 and 1993                                          F-2

    Consolidated Statements of Operations for the Years Ended
      December 31, 1994, 1993 and 1992                                    F-3

    Consolidated Statements of Changes in Shareholders' Equity for the
      Years Ended December 31, 1994, 1993 and 1992                        F-4

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1994, 1993 and 1992                                    F-5

    Notes to Consolidated Financial Statements                            F-7

    Independent Auditors' Report                                         F-32

    Responsibility for Financial Reporting                               F-34





  All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

  CONSOLIDATED BALANCE SHEETS                West Coast Bancorp and Subsidiaries
  (in thousands, except share data)
                                                             At December 31,
                                                          1994         1993
  ASSETS                                             -------------------------
  Cash and due from banks                             $   9,437    $  18,995
  Interest-bearing deposits with
    financial institutions                                4,028        4,377
  Federal funds sold                                     10,200       36,800
  Investment securities held-to-maturity -
    approximate fair value of $5,708
    and $16,612 in 1994 and 1993, respectively            5,868       16,317
  Investment securities available-for-sale -
    approximate fair value of $5,947 in 1994              5,947            -

  Loans and direct lease financing held for sale             59        2,977
  Loans                                                  86,569      220,366
  Less allowance for possible credit losses              (4,649)      (5,557)
                                                     -------------------------
       Net loans and direct lease financing              81,920      214,809
                                                     -------------------------
  Real estate owned, net                                  4,352        7,738
  Premises and equipment, net                             2,347        5,550
  Net assets held for sale                                5,351            -
  Other assets                                            1,401        4,700
                                                     -------------------------
                                                      $ 130,910    $ 312,263
                                                     =========================
  LIABILITIES
  Deposits:
  Demand, non-interest bearing                        $  36,027    $  96,053
  Savings, money market and interest bearing demand      38,815      104,731
  Time certificates under $100,000                       39,134       68,833
  Time certificates of $100,000 or more                   5,293       23,333
                                                     -------------------------
       Total deposits                                   119,269      292,950

  Notes payable to affiliates                               720          406
  Other borrowed funds                                      171          441
  Other liabilities                                       1,512        4,020
  10% Convertible subordinated debentures                 3,035        3,035
                                                     -------------------------
       Total liabilities                                124,707      300,852
                                                     -------------------------
  Commitments and contingencies
  Subsequent events
                                                     -------------------------
  SHAREHOLDERS' EQUITY
  Common stock, no par value; 30,000,000
    shares authorized; 9,192,942 shares issued
    and outstanding in 1994 and 1993                     30,200       30,200
  Securities valuation allowance                             (3)           -
  Accumulated deficit                                   (23,994)     (18,789)
                                                     -------------------------
       Total shareholders' equity                         6,203       11,411
                                                     -------------------------
                                                      $ 130,910    $ 312,263
                                                     =========================

          (See accompanying notes to consolidated financial statements.)

  CONSOLIDATED STATEMENTS OF OPERATIONS      West Coast Bancorp and Subsidiaries
  (in thousands, except loss per share)

                                                   Years ended December 31,
                                                   1994      1993     1992
  INTEREST INCOME                              -------------------------------
  Loans, including fees                         $ 14,480  $ 23,490  $ 34,227
  Federal funds sold                                 820       718       945
  Investment securities                              671       814       794
  Interest-bearing deposits with banks               163        56       147
                                               -------------------------------
       Total interest income                      16,134    25,078    36,113
                                               -------------------------------

  INTEREST EXPENSE
  Savings, money market and interest
    bearing demand deposits                        1,591     2,807     3,682
  Time certificate deposits under $100,000         2,162     2,944     5,864
  Time certificate deposits of $100,000 or more      492     1,110     2,368
                                               -------------------------------
       Total interest on deposits                  4,245     6,861    11,914
  Other                                              490       546       661
                                               -------------------------------
       Total interest expense                      4,735     7,407    12,575
                                               -------------------------------
       Net interest income                        11,399    17,671    23,538

  Provision for possible credit losses             3,297     8,470     5,623
                                               -------------------------------
       Net interest income after provision
         for possible credit losses                8,102     9,201    17,915

  Other operating income                           2,683     3,110     4,045
  Other operating expenses                        13,064    23,883    28,006
  Loss on liquidation of WCV, Inc.                   125       550     1,546
  Loss on sale of Sacramento First                 2,788         -         -
                                               -------------------------------
       Loss before income taxes                   (5,192)  (12,122)   (7,592)
  Income taxes (benefit)                              13       (15)     (595)
                                               -------------------------------
  Net loss                                        (5,205)  (12,107)   (6,997)
                                               ===============================
  Net loss per common share                     $   (.57) $  (1.32) $   (.76)
                                               ===============================
  Weighted average number of common
    shares outstanding                             9,193     9,185     9,169
                                               ===============================












          (See accompanying notes to consolidated financial statements.)

  CONSOLIDATED STATEMENTS OF CHANGES         West Coast Bancorp and Subsidiaries
  IN SHAREHOLDERS' EQUITY
  (in thousands)                                            Retained
                                 Common Stock   Securities  Earnings  Share-
                                 -------------  Valuation   (Accum.   holders'
                                 Shares Amount  Allowance   Deficit)  Equity
                               ----------------------------------------------
  Balance at December 31, 1991   9,169 $30,176     $  -  $     315   $ 30,491
  Net loss                           -       -        -     (6,997)    (6,997)
                               ----------------------------------------------
  Balance at December 31, 1992   9,169  30,176        -     (6,682)    23,494
  Shares issued to employee         24      24        -          -         24
  Net loss                           -       -        -    (12,107)   (12,107)
                               ----------------------------------------------
  Balance at December 31, 1993   9,193  30,200        -    (18,789)    11,411
  Net loss                          -        -        -     (5,205)    (5,205)
  Change in securities
    valuation allowance             -        -       (3)         -         (3)
                               ----------------------------------------------
  Balance at December 31, 1994  9,193  $30,200     $ (3)  $(23,994)  $  6,203
                               ==============================================






































          (See accompanying notes to consolidated financial statements.)

  CONSOLIDATED STATEMENTS OF CASH FLOWS      West Coast Bancorp and Subsidiaries
  (in thousands)

                                                   Years ended December 31,
  CASH FLOWS FROM OPERATING ACTIVITIES             1994      1993      1992
                                              --------------------------------
  Net loss                                     $  (5,205)$ (12,107)$  (6,997)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization,
      including the write-off of
      goodwill of $3,223 in 1992                     821     1,081     4,699
    Provision for possible credit losses           3,297     8,470     5,623
    Deferred income tax benefit                        -         -      (629)
    Net change in receivables, payables
      and other assets                             1,880       128       651
    Gain on sales of loans                        (1,054)     (825)      (29)
    Proceeds from sales of loans
      originated for sale                          5,359    10,084    15,357
    Loans originated for sale                     (4,417)  (10,423)  (14,490)
    Write-down of real estate owned                  286     3,469     2,136
    (Gain) loss on sales of real estate owned       (309)     (453)       42
    Gain on sale of premises & equipment            (144)        -        (6)
    Loss on sale and liquidation of subsidiaries   2,913       550     1,546
                                              --------------------------------
       Net cash provided by (used in)
         operating activities                      3,427       (26)    7,903
                                              --------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of
    interest bearing balances                      4,874     1,476     7,944
  Purchases of interest bearing balances          (5,902)   (4,583)   (1,459)
  Proceeds from maturity of
    investment securities                          3,447    11,706     9,840
  Purchase of investment securities              (10,587)  (11,914)  (15,063)
  Net decrease in loans                           45,468    38,610    34,591
  Proceeds from sales of loans                     4,490     2,313     5,403
  Proceeds from sales of real estate owned         5,278    11,913     3,332
  Transfer cash equivalents to net
    assets held for sale                         (14,023)        -    (3,349)
  Proceeds from sales of premises and equipment      372         -        74
  Purchases of premises and equipment               (106)     (614)     (816)
  Capital expenditures for real estate owned        (491)     (448)     (102)
                                              --------------------------------
       Net cash provided by
         investing activities                     32,820    48,459    40,395
                                              --------------------------------










          (See accompanying notes to consolidated financial statements.)

  CONSOLIDATED STATEMENTS OF CASH FLOWS      West Coast Bancorp and Subsidiaries
  (in thousands)

  CASH FLOWS FROM FINANCING ACTIVITIES             Years ended December 31,
                                                   1994      1993      1992
                                              --------------------------------
  Net decrease in deposits                       (67,612)  (37,893)  (64,654)
  Repayments of notes payable to affiliates,
    subordinated debt and other borrowed funds      (793)   (1,559)   (2,403)
                                              --------------------------------
       Net cash used in financing activities     (68,405)  (39,452)  (67,057)
                                              --------------------------------
  (Decrease) increase in cash and
    cash equivalents                             (32,158)    8,981   (18,759)
  Cash and cash equivalents at
    beginning of year                             55,795    46,814    65,573
                                              --------------------------------
  Cash and cash equivalents at end of year     $  23,637 $  55,795 $  46,814
                                              ================================

  SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

  Transfer of loans to real estate owned       $   2,812 $   6,353 $  10,999
  Assumption of notes payable upon
    possession of real estate owned                  931     1,523     1,255
  Loans made to purchaser of real estate owned       309     1,057       433
  Land transferred to prepaid rent for future
    operating lease payment concessions              218         -         -
  Assumption of senior mortgage debt by
    purchasers of real estate owned                   94         -       757
  Increase in other receivables from
    sales of loans and real estate owned               -     1,675         -
  Removal of senior debt from write-off
    of real estate owned                               -         -       171
                                              ================================























          (See accompanying notes to consolidated financial statements.)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 1
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS
       West Coast Bancorp, through its remaining active subsidiary Sunwest Bank, currently provides banking services in Orange County and is subject to competition from other financial institutions. West Coast Bancorp and Sunwest Bank are regulated by certain Federal and state agencies and undergo periodic examinations by those regulatory authorities.

  BASIS OF PRESENTATION
       The consolidated financial statements include the accounts of West Coast Bancorp, a bank holding company ("West Coast"), and its subsidiaries (the "Company"). West Coast's significant remaining subsidiary is its wholly owned subsidiary, Sunwest Bank ("Sunwest"). West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB") as part of the sales proceeds 14.5% of its common stock. Other formerly active subsidiaries during the periods presented were West Coast Realty Finance ("West Coast Realty") and WCV, Inc. (formerly "Heritage Thrift & Loan"). All intercompany balances and transactions have been eliminated in consolidation.
       All assets and liabilities of Sacramento First are included in "Net assets held for sale" at December 31, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods through the measurement date of June 30, 1994.
       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
       West Coast's liquidity is limited. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

  INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS
       Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance. At December 31, 1994 all interest-bearing deposits with financial institutions matured in less than 1 year.

  INVESTMENT SECURITIES
       The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994 and classified a portion of its securities portfolio as being available-for-sale.
       The Company's securities portfolios include U.S. Treasury, U.S. federal agency, and mutual fund securities. Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  capital considerations, and other similar factors. Securities available-for-sale are carried at the lower of cost or market value. Cost is generally adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Unrealized gains and losses on investment securities available-for-sale are excluded from operations and reported as a separate component of stockholders' equity.
       Securities are classified as held-to-maturity when the Company has the ability to hold the securities to maturity and the intent to hold them on a long-term basis. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. The cost of securities sold is based on the specific identification method.
       The Company has no investments classified as trading securities.

  LOANS AND DIRECT LEASE FINANCING HELD FOR SALE
       Loans and direct financing leases held for sale are carried at the lower of amortized cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

  LOANS
       Loans are reported at the principal amount outstanding, net of unearned income. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past-due by ninety days or more with respect to principal or interest. The accrual of interest may be continued on a loan contractually past due 90 days or more with respect to principal or interest if the loan is in process of collection or collection of the principal and interest is deemed probable.
       When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans only when, in the judgment of management, the loan is estimated to be fully collectible. Renegotiated loans are returned to the accrual status when the remaining loan balances, net of any charge-offs related to the renegotiations, are estimated to be fully collectible by management.
       A loan is classified as a restructured loan when certain modifications, such as the reduction of interest rates to below market or forgiveness or deferral of principal payments, are made to contractual terms due to a bor-rower's financial condition. Certain restructured loan agreements call for additional interest or principal to be paid on a deferred or contingent basis.

  LOAN ORIGINATION FEES AND COSTS
       Loan origination fees and direct costs associated with lending are netted, deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method. The amortization of deferred fees and costs is discontinued on loans that are contractually 90 days delinquent. Net deferred loan fees of approximately $371,000 and $748,000 are included as an offset to loans at December 31, 1994 and 1993, respectively.

  SALES OF LOANS
       The Company has realized gains from the sale of the guaranteed and

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  unguaranteed portions of "Small Business Administration" loans. When only a portion of a loan is sold the gain or loss is recognized upon completion of the sale (net of related commissions paid that are directly attributable to the sale) and is based on the difference between the net sales proceeds and the relative fair value of the portion of the loan sold versus the portion of the loan retained.

  ALLOWANCE FOR POSSIBLE CREDIT LOSSES
       The allowance for possible credit losses is established through a provision for possible credit losses charged to expense. Loans and leases are charged against the allowance for possible credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses in-herent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio; overall portfolio quality; loan concentrations; specific problem loans, leases and commitments; and current and anticipated economic conditions that may affect the borrowers' ability to pay.
       While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Material estimates relating to the determination of the allowance for possible credit losses are particularly susceptible to significant change in the near term. In addition, both Federal and state regulatory agencies, as an integral part of their examination process, peri-odically review the Company's allowance for possible credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examinations.

  REAL ESTATE OWNED
       Real estate owned consists of real estate acquired in settlement of loans and loans accounted for as in-substance foreclosures. Real estate owned is carried at the lower of cost or fair value, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.
       When there is indication that a borrower no longer has equity in property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered repossessed in-substance ("in-substance foreclosure"). Both in-substance foreclosure and real estate acquired in settlement of loans are recorded at the lower of the unpaid balance of the loan at the settlement date or estimated fair value of the collateral less selling costs. Subsequently, valuation allowances for estimated losses are provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While management uses currently available information to provide for losses on real estate, future additions to the allowance may be necessary based on future economic conditions. In addition, the regula-tory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  PREMISES AND EQUIPMENT
       Premises and equipment are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred.

  GOODWILL
       The excess of purchase price over the fair value of net assets acquired (goodwill) in the acquisitions of Sacramento Valley Bank by Sacramento First and of Sunwest by West Coast was amortized using accelerated and straight-line methods over estimated useful lives of 7 and 18 years, respectively.
       Goodwill arising from the acquisition of Sacramento Valley Bank was fully amortized at December 31, 1992.
       Included in the 1992 consolidated statement of operations is a charge of approximately $3,223,000 as a result of the determination, based in part on the continued uncertainties in the banking industry and increased regulatory scrutiny, that the net unamortized goodwill arising from the Sunwest ac-quisition had no further continuing value.

  INCOME TAXES
       The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  STATEMENTS OF CASH FLOWS
       For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with an original maturity of less than 90 days and Federal funds sold. Generally, Federal funds are pur-chased and sold for one-day periods. Net cash provided by operating activities includes interest paid of $5,463,000, $7,480,000 and $13,050,000 in 1994, 1993 and 1992, respectively, and income tax refunds, net of pay-ments, of $98,000 in 1994, $84,000 in 1993 and $325,000 in 1992.

  NET LOSS PER SHARE
       The employee stock options, the convertible debentures and common stock warrants were not included in the net loss per share computations as the effects would have been antidilutive. Primary shares approximate fully diluted shares.

  RECLASSIFICATIONS
       Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS
       In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  for Impairment of a Loan" ("SFAS 114") and in October 1994 the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to expense. This statement also applies to restructured loans and narrows the definition of in-substance foreclosures such that loans probable of foreclosure are accounted for as loans as opposed to real estate. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. In addition SFAS 118 amends certain disclosure requirements of SFAS
  114. SFAS 114 and 118 apply to financial statements for fiscal years beginning after December 15, 1994 and initial adoption is required to be reflected prospectively. The adoption of SFAS 114 by the Company did not have a material impact on its financial position or results of operations.
       In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities." The statement defines investments in securities as "held-to-maturity" based upon a positive intent and ability to hold those securities to maturity. Investments held-to-maturity would be reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and would be reported at fair value, with unrealized gains and losses included in operations. Debt and equity securities not classified as "held-to-maturity" or "trading securities" are classified as "available-for-sale" and would be recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, net of tax effect. SFAS 115 is effective for fiscal years beginning after December 15, 1993.
  The adoption of SFAS 115 did not have a material effect on the Company's financial statements. The initial adoption of SFAS 115 was accounted for prospectively as of January 1, 1994.

  NOTE 2
  RESTRICTED CASH BALANCES

       Noninterest earning cash reserves of $1,132,000 were maintained by Sunwest to satisfy Federal regulatory requirements at December 31, 1994.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 3
  INVESTMENT SECURITIES

       A summary of investment securities held-to-maturity at December 31, 1994 follows:

  (in thousands)                             Gross       Gross       Estimated
                                   Amortized Unrealized  Unrealized  Fair
                                   Cost      Gains       Losses      Value
                                   -------------------------------------------
  U.S. Treasury securities and
    obligations of other U.S.
    Government agencies
    and corporations               $5,868     $   -       $ (160)     $ 5,708
                                   ===========================================

       A summary of investment securities held-to-maturity at December 31, 1993 follows:

                                             Gross       Gross       Estimated
                                   Amortized Unrealized  Unrealized  Fair
                                   Cost      Gains       Losses      Value
                                   ------------------------------------------
  U.S. Treasury securities and
    obligations of other U.S.
    Government agencies
    and corporations               $11,051    $  73       $   (9)     $11,115
  Obligations of state and
    political subdivisions           4,023      229            -        4,252
  Other securities                   1,243        2            -        1,245
                                   ------------------------------------------
                                   $16,317    $ 304       $   (9)     $16,612
                                   ==========================================

       At December 31, 1994, investment securities held-to-maturity with a book value of $898,000 were pledged as collateral to secure court ordered and public deposits and treasury, tax and loan accounts. Additionally, investment securities held-to-maturity with a book value of $3,484,000 were pledged at Sunwest as collateral for a Federal Funds line of credit with a correspondent bank. There were no sales of investment securities held-to-maturity during 1994, 1993 or 1992.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

       Maturities of investment securities held-to-maturity are as follows at December 31, 1994:

                                       Due After  Due After
                                       One Year   Five Years
                           Due In      Through    Through    Due After
  (in thousands)           One Year    Five Years Ten Years  Ten Years   Total
                           ---------------------------------------------------
  Amortized cost            $   -     $ 5,868     $    -     $    -    $ 5,868
  Estimated fair value          -       5,708          -          -      5,708
                           ===================================================

        At December 31, 1994 available-for-sale securities consisted of $1,947,000 of U.S. Treasury securities and $4 million of other securities. The unamortized cost of available-for-sale U.S. Treasury securities were adjusted to the estimated fair value through a $3,000 charge to retained earnings. All available-for-sale securities mature within one year and none were pledged. There was no gain or loss recognized from sales of available-for-sale securities during 1994.
        Refer to NOTE 1 of the Notes to Consolidated Financial Statements for information on the Company's accounting policy to classify a portion of the securities as being available-for-sale.

  NOTE 4
  LOANS AND DIRECT LEASE FINANCING

        A summary of loans and direct lease financing follows:

  (in thousands)                                             1994        1993
                                                       -----------------------
  Commercial                                            $  33,010  $   78,462
  Real estate:
    Construction                                                -      27,558
    Mortgage                                               49,236      98,220
  Installment                                               4,694      16,874
  Unearned income, discounts and fees                        (371)       (748)
                                                       -----------------------
                                                        $  86,569  $  220,366
                                                       =======================

        Included in real estate mortgage loans at December 31, 1994 and 1993 were $1,298,000 and $10,385,000, respectively, of outstanding warehouse lines of credit granted to various mortgage companies, representing approximately 2% and 5%, respectively of outstanding loan balances during each period. Total unfunded amounts committed under warehouse lines of credit at December 31, 1994 and 1993 were $1,852,000 and $11,173,000, respectively, representing approximately 2% and 4%, respectively, of the total amount of commitments to extend credit and outstanding loan balances. Warehouse lines of credit are collateralized by the assignment of mortgage notes secured by residential properties.
        Loans on which the accrual of interest had been discontinued or reduced at December 31, 1994, 1993 and 1992 amounted to $5,414,000, $10,744,000 and
  $8,796,000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $354,000, $872,000 and $989,000 in 1994, 1993 and 1992, respectively.
        Restructured loans performing in accordance with their current terms totaled $5,850,000 and $5,591,000 at December 31, 1994 and 1993. Under the

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  original terms of the restructured loans, interest earned would have totaled $540,000 and $648,000 for the years ended December 31, 1994 and 1993. Under the restructured terms of the loans, interest income recorded amounted to $439,000 and $581,000 in 1994 and 1993. The Company did not incur any charge-offs in 1994 and charged off $605,000 in 1993 in connection with restructured loans. Restructured loans totaling $491,000 were on non-accrual status at December 31, 1994. No such loans existed at December 31, 1993.
        The Company serviced loans for others totaling $3,340,000 and $36,273,000 at December 31, 1994 and 1993, respectively.
        Loans totaling $8,201,000 at December 31, 1994 were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. There were no purchases of Federal funds from the Federal Reserve Bank during 1994 and 1993.

  NOTE 5
  ALLOWANCE FOR POSSIBLE CREDIT LOSSES

        A summary of activity in the allowance for possible credit losses follows:

  (in thousands)                                  1994       1993        1992
                                             ---------------------------------
  Balance at beginning of year                $   5,557  $   6,512  $   6,935
  Credits charged off                            (4,010)   (10,334)    (8,278)
  Recoveries on credits previously charged off      648        909      2,232
                                             ---------------------------------
  Net charge-offs                                (3,362)    (9,425)    (6,046)
  Provision for possible credit losses            3,297      8,470      5,623
  Transfer to net assets held for sale             (843)         -          -
                                             ---------------------------------
  Balance at end of year                      $   4,649  $   5,557  $   6,512
                                             =================================

  NOTE 6
  VALUATION ALLOWANCE FOR REAL ESTATE OWNED

       A summary of activity in the valuation allowance for real estate owned follows:

  (in thousands)                                  1994       1993       1992
                                             ---------------------------------
  Balance at beginning of year                $   3,206  $   1,927  $     424
  Losses charged off                             (2,715)    (2,190)      (633)
  Provision for estimated losses                    286      3,469      2,136
                                             ---------------------------------
  Balance at end of year                      $     777  $   3,206  $   1,927
                                             =================================

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 7
  PREMISES AND EQUIPMENT

       A summary of premises and equipment follows:

  (in thousands)                                             1994        1993
                                                        ----------------------
  Premises                                               $     571  $     790
  Furniture, fixtures and equipment                          3,469      4,904
  Leasehold improvements                                     2,225      3,078
  Property under capital leases                                  -      3,268
                                                        ----------------------
                                                             6,265     12,040
  Accumulated depreciation
    and amortization                                        (3,918)    (6,490)
                                                        ----------------------
                                                         $   2,347  $   5,550
                                                        ======================

  NOTE 8
  NET ASSETS HELD FOR SALE

       Net assets held for sale primarily represents all assets and liabilities of Sacramento First at December 31, 1994 as follows:

  (in thousands)                                                       Amount
                                                                   -----------
  Cash and due from banks                                           $   7,696
  Interest-bearing deposits with bank                                   1,278
  Investment securities                                                15,597
  Federal funds                                                        12,200
  Loans and direct financing leases, less allowance for
    possible credit losses of $1,185                                   74,133
  Real estate owned                                                     1,399
  Premises and equipment                                                1,905
  Other assets                                                          1,817
  Deposits                                                           (105,229)
  Other borrowed funds                                                   (729)
  Other liabilities                                                      (986)
  Minority interest                                                      (466)
  Accrued loss on proposed sale of Sacramento First                    (2,788)
  Earnings subsequent to the signing of the sale agreement                (63)
  Adjusted consolidated deferred tax payable as a result of the sale     (413)
                                                                   -----------
                                                                    $   5,351
                                                                   ===========

  NOTE 9
  OTHER BORROWED FUNDS

        Other borrowed funds at December 31, 1994 and 1993 consisted of encumbrances by senior lien holders against real estate owned. The weighted average rate of interest on the notes outstanding at December 31, 1994 and 1993 were 6.3% and 6.8%, respectively.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 10
  10% CONVERTIBLE SUBORDINATED DEBENTURES

        The 10% convertible subordinated debentures (the "10% debentures") mature December 15, 1996 and have conversion prices ranging from $7.25 per share through February 4, 1995 to $7.75 until December 15, 1996. The 10% debentures are redeemable at the option of the Company at the principal amount for their remaining term. Offering costs of $375,000 have been deferred and are being amortized to expense over the life of the debentures. Also see "Note 24 - Condensed Financial Information of Parent Company Only."

  NOTE 11
  INCOME TAXES

        The components of income tax expense (benefit) are as follows:

  (in thousands)                                    Federal    State     Total
                                                   ----------------------------
  1994:
    Current                                        $      -  $    13  $    13
    Deferred                                              -        -        -
                                                   ----------------------------
                                                   $      -  $    13  $    13
                                                   ============================

  1993:
    Current                                        $      -  $   (15) $   (15)
    Deferred                                              -        -        -
                                                   ----------------------------
                                                   $      -  $   (15) $   (15)
                                                   ============================

  1992:
    Current                                        $      -  $    34  $    34
    Deferred                                           (458)    (171)    (629)
                                                   ----------------------------
                                                   $   (458) $  (137) $  (595)
                                                   ============================

       The actual income tax benefit differed from the expected Federal statutory rate as follows:

  (in thousands)                                      1994      1993     1992
                                                   ----------------------------
  Expected tax benefit at 34%                      $ (1,765) $(4,121) $(2,581)
  Change in beginning-of-the-year balance of the
    valuation allowance for deferred tax assets       1,346    5,361    1,185
  Adjustment to the valuation allowance for
    deferred tax assets from the sale
    of Sacramento First                                 606        -        -
  Net state franchise tax                              (201)  (1,025)    (414)
  Goodwill amortization                                   -        -    1,201
  Other                                                  27     (230)      14
                                                   ----------------------------
                                                   $     13  $   (15) $  (595)
                                                   ============================

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

  (in thousands)                                               1994      1993
                                                             ------------------
  Deferred tax assets
  Net operating loss carryforwards                           $ 5,090  $ 3,607
  Capital loss from sale of Sacramento First                   1,297        -
  Loans, due to allowance for possible credit losses,
    deferred loan origination fees and costs, and market
    value adjustment of loans held for sale                      851      995
  Alternative minimum tax credit carryforwards                   508      580
  Real estate owned                                              353    1,587
  Loss and expense accruals and other                            335      289
  General business tax credit carryforwards                      130      130
                                                             ------------------
  Total gross deferred tax assets                              8,564    7,188
  Less valuation allowance                                    (8,018)  (6,672)
                                                             ------------------
  Net deferred tax assets                                        546      516
                                                             ------------------
  Deferred tax liabilities
  Premises and equipment                                         530      491
  Direct financing leases                                         16       25
                                                             ------------------
  Total gross deferred tax liabilities                           546      516
                                                             ------------------

  Net deferred tax asset                                     $     -  $     -
                                                             ==================

        The net increases in the total valuation allowance for the years ended December 31, 1994 and 1993 were $1,346,000 and $5,361,000, respectively.
        A current income tax refund receivable of $114,000 was included in other assets at December 31, 1993.
        The Company had net operating loss carryforwards of $13.7 million for Federal income tax purposes at December 31, 1994 which expire from 2005 to 2009 and $3.8 million for state franchise tax purposes which expire from 2008 to 2009. The Company had general business tax credit carryforwards of $130,000 available for tax purposes at December 31, 1994 which expire from 1997 to 2000. The Company had alternative minimum tax credit carryforwards of $194,000 available for Federal income tax purposes and $314,000 available for state franchise tax purposes at December 31, 1994.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 12
  STOCK OPTION PLANS

        During 1984, the Company adopted a Key Employees' Incentive Stock Option Plan (the "1983 Plan"). The 1983 Plan expired in 1993. As a result, no new options can be issued under this Plan.
        A summary of stock option transactions for the 1983 Plan follows:

                                                           Number     Price
                                                           of         per
                                                           Shares     Share
                                                       -----------------------
  Options outstanding at December 31, 1991                 20,000  $      4.25
                                                       -----------------------
  Options outstanding at December 31, 1992                 20,000         4.25
                                                       -----------------------
  Options outstanding at December 31, 1993                 20,000         4.25
  Cancelled                                               (20,000)        4.25
                                                       -----------------------
  Options outstanding and exercisable at
    December 31, 1994                                           -  $         -
                                                       =======================

        During 1988, the Company adopted the West Coast Bancorp 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan provides for the grant of both options that are incentive options, as well as options that do not qualify as incentive options ("non-qualified options"), to purchase 1,250,000 of authorized but unissued shares of the Company's common stock. All employees, employee directors and non-employee directors of the Company are eligible to receive options. Non-employee directors of the Company are only eligible to receive non-qualified options. The 1988 Plan is administered by the Board of Directors or a committee thereof, and such board or committee determines the persons to whom options will be granted, the vesting schedule and the purchase price of the common stock subject to each option, provided that such purchase price may not be less than 100% of the fair market value of the common stock at the time the option is granted. No options may extend more than ten years from the date of grant. Incentive options to persons owning more than 10% of the total combined voting power of all classes of stock of West Coast or its affiliates shall expire not later than 5 years from the date of grant. The 1988 Plan expires in September 1998.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

        A summary of stock option transactions for the 1988 Plan follows:

                                                           Number     Price
                                                           of         per
                                                           Shares     Share
                                                       -----------------------
  Options outstanding at December 31, 1991                552,000     .88-2.75
  Granted                                                 150,000    1.00-1.06
  Canceled                                                (37,500)   1.13-2.75
                                                       -----------------------

  Options outstanding at December 31, 1992                664,500     .88-2.75
  Canceled                                                (67,500)   1.06-2.75
                                                       -----------------------
  Options outstanding at December 31, 1993                597,000     .88-2.75
  Canceled                                               (182,000)   1.00-2.75
                                                       -----------------------
  Options outstanding at December 31, 1994                415,000     .88-2.75
                                                       =======================
  Options exercisable at December 31, 1994                280,000  $  .88-2.75
                                                       =======================

  NOTE 13
  RELATED PARTY TRANSACTIONS

          Related party receivables and payables are summarized as follows:

                                               Loans      Notes        10%
  (in thousands)                             Receivable  Payable    Debentures
                                            ----------------------------------
  Balance at December 31, 1991                   2,568       595        2,174
  Additions                                      3,242         -            -
  Collections/payments                          (3,607)      (72)           -
  Sales by holders                                   -         -         (957)
                                            ----------------------------------
  Balance at December 31, 1992                   2,203       523        1,217
  Additions                                        333         -            -
  Collections/payments                          (1,909)     (117)           -
                                            ----------------------------------
  Balance at December 31, 1993                     627       406        1,217
  Additions                                          -       314            -
  Purchase by holders                                -         -          600
  Transfer to assets held for sale                (627)        -            -
                                            ----------------------------------
  Balance at December 31, 1994               $       -  $    720    $   1,817
                                            ==================================

        Loans receivable represents extensions of credit by Sunwest and Sacramento First to certain of their or the Company's directors, officers and/or companies in which they have an interest.
        The notes payable are to Mr. Joseph or affiliates of Mr. Joseph and Mr. White. Approximately $436,000 are payable to the Centennial Group, Inc. ("CGI") and its subsidiaries. These include annual principal installments with interest due on maturity at June 30, 1996 and bear interest at prime plus 2%. Various other notes payable are due to Mr. Joseph or affiliates of Mr. Joseph and are due on demand or in 1996 and bear interest at prime plus 2% or 10% fixed. On December 31, 1994, prime was 8.5%.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

        The 10% debentures represent West Coast's 10% Convertible Subordinated Debentures owned by certain officer/directors.
        In the opinion of management, all transactions with related parties are either on terms similar to transactions with nonaffiliated parties or on term beneficial to the company as compared with similar transactions with nonaffiliated parties.

  NOTE 14
  OTHER OPERATING INCOME

        A summary of other operating income is as follows:

  (in thousands)                                       1994     1993     1992
                                                   ----------------------------
  Depositor charges                                $   1,063 $  1,585 $  1,444
  Net gain on sales of loans                           1,054      825       29
  Service charges, commissions and fees                  335      507      721
  Net gain on sales of premises and equipment            144        -        6
  Nonrecurring income                                      -      100    1,555
  Other income                                            87       93      290
                                                   ----------------------------
                                                   $   2,683 $  3,110 $  4,045
                                                   ============================

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 15
  OTHER OPERATING EXPENSES

          A summary of other operating expenses is as follows:

  (in thousands)                                       1994     1993     1992
                                                   ----------------------------
  Salaries and employee benefits                   $   6,247 $  9,969 $ 11,294
  Occupancy                                            1,546    2,303    2,524
  Depreciation and amortization, including the
    write-off of goodwill of $3,223,000 in 1992          821    1,081    4,699
  Regulatory fees and assessments                        666      936      955
  Professional services                                  633      925      639
  Data processing                                        599      819      891
  Collection                                             597      813      890
  Customer service expense                               353      426      508
  Insurance                                              232      291      333
  Printing and postage                                   179      243      330
  Advertising and promotion                              178      414      392
  Directors fees                                          89      304      319
  Net cost of operation of real estate owned              88    3,493    2,113
  Miscellaneous                                          836    1,866    2,119
                                                   ----------------------------
                                                   $  13,064 $ 23,883 $ 28,006
                                                   ============================

  NOTE 16
  LITIGATION SETTLEMENT

       In 1992, Sunwest received $2,765,000 as a final settlement in an action brought against Lloyds of London. Sunwest recorded $1,200,000 of the settlement as a recovery of credits previously charged off, $1,555,000 as nonrecurring income and $10,000 as a reduction of professional services.

  NOTE 17
  LOSS ON LIQUIDATION OF WCV, INC.

       During November 1992, the Board of Directors of WCV, Inc., formerly Heritage Thrift & Loan Association, resolved to liquidate WCV, Inc. by selling WCV, Inc.'s loans and other assets and redeeming WCV, Inc.'s thrift certificates as the sales of its assets took place. The liquidation of WCV, Inc. was substantially completed in 1993. The net liability related to WCV, Inc. of $492,000 at December 31, 1994 is included in other liabilities. During 1992, the Company recorded a loss on liquidation of WCV, Inc. of $1,546,000 which included $1,256,000 in operating losses incurred by WCV, Inc. during November and December 1992 and $290,000 in estimated future oper-ating losses. The loss consisted of estimated losses on loans and real estate owned and estimated salaries, occupancy and other operating expenses associated with the final operations and liquidation of WCV, Inc. In addition to the loss accrual as of December 31, 1992, losses of $550,000 were recorded in 1993 and $125,000 in 1994. These losses relate primarily to expenses associated with disposition of loans and real estate owned including one contaminated property. Approximately $660,000 of clean-up costs have been incurred for this property through December 31, 1994 with net remaining costs estimated at $180,000.
       A claim was filed with the UTS fund for reimbursement of certain direct cleanup costs related to the contaminated property. At December 31, 1994

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  WCV, Inc. had paid approximately $460,000 of qualifying expenses and expects to pay an additional $270,000 of expenses. The $730,000 of expenses have been recorded as a loss on liquidation of WCV, Inc. because of the uncertainty of the amount and timing of any refund. If a refund is received from the UTS fund, this will allow WCV, Inc. to reverse the previous expenses.
       WCV, Inc.'s net assets (liability) held for sale included in other liabilities at December 31 are as follows:

  (in thousands)                                               1994      1993
                                                             ------------------
  Cash and Federal funds sold                                $     -  $     1
  Other assets                                                     3        7
  Other liabilities                                             (479)    (540)
  Accrued loss on liquidation of WCV, Inc.                       (16)      (6)
                                                             ------------------
                                                             $  (492) $  (538)
                                                             ==================

  NOTE 18
  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107 "Disclosures About the Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

  CASH, INTEREST BEARING BALANCES AND FED FUNDS
        The carrying values approximate fair value because of the short maturity of these instruments.

  INVESTMENT SECURITIES
        For investment securities, fair value is based on quoted market prices.

  LOANS AND DIRECT LEASE FINANCING
        For loans and direct lease financing, fair value is estimated using quoted market prices for similar loans. For loans and direct lease financing for which no quoted market price is readily available and for all other loans and direct lease financing, fair value is estimated by a method that approxi-mates discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.

  DEPOSIT LIABILITIES
        The fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

  OTHER INTEREST BEARING LIABILITIES
        Other interest bearing liabilities include notes payable to affiliates, other borrowed funds and the 10% convertible subordinated debentures. The fair value of other interest bearing liabilities is estimated using market rates for instruments with similar characteristics.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992


        The estimated fair values of the Company's financial instruments at December 31, 1994 are as follows:

                                                                      Estimated
                                                             Carrying   Fair
  (in thousands)                                              Amount    Value
                                                             ------------------
  Financial assets
  Cash, interest bearing deposits and Fed Funds              $ 23,665 $ 23,665
  Investment securities                                        11,815   11,655
  Net loans and direct lease financing                         81,979   81,687

  Financial liabilities
  Deposits                                                    119,269  119,107
  Other interest bearing liabilities                            3,926    3,926
                                                             ==================

        The estimated fair values of the Company's financial instruments at December 31, 1993 are as follows:

                                                                      Estimated
                                                             Carrying   Fair
  (in thousands)                                              Amount    Value
                                                             ------------------
  Financial assets
  Cash, interest bearing balances and Fed Funds              $ 60,172 $ 60,172
  Investment securities                                        16,317   16,612
  Net loans and direct lease financing                        217,786  219,364

  Financial liabilities
  Deposits                                                    292,950  293,248
  Other interest bearing liabilities                            3,882    3,882
                                                             ==================

  NOTE 19
  401(k) PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed 500 hours of service. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Once an employee has completed 1,000 hours of service, the Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation. The Company may also make an addi-tional profit sharing contribution on behalf of the eligible employees. The Company's contributions of approximately $86,000, $133,000, and $140,000 were included in salaries and employee benefits in 1994, 1993, and 1992, respec-tively.

  NOTE 20
  COMMITMENTS

  LEASES
        The Company leases certain facilities for corporate offices and branch operations and equipment under non-concealable long-term operating leases. Facility lease expense, net of rental income, for the years ended December

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  31, 1994, 1993 and 1992 was approximately $1,034,000, $1,530,000 and
  $1,460,000, respectively.

        Future minimum lease commitments under all noncancellable leases at December 31, 1994 are as follows:

                                                                      Operating
  (in thousands)                                                       Leases
                                                                     ---------
  Year ending December 31:
    1995                                                              $    876
    1996                                                                   929
    1997                                                                   972
    1998                                                                   947
    1999                                                                   582
  Thereafter                                                             1,487
                                                                     ---------
  Total minimum lease payments                                        $  5,793
                                                                     =========
  There were no capital leases at December 31, 1994.

  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
        In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingencies include various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1994 and 1993, the Company had standby and commercial letters of credit of $438,000 and $952,000 outstanding and commitments to extend credit, including mortgage warehouse lines of credit, totaling $13,075,000 and $67,594,000, respectively.
        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include deposits, accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.

  NOTE 21
  CONTINGENCIES

        The Company is party to various lawsuits which have arisen in the course of business. While it is not possible to predict with certainty the outcome of such litigation, it is the opinion of Company management, based in part upon opinions of counsel, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's consolidated financial statements.
        In addition, West Coast has an indemnification clause to B&PB included

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  in the Sacramento First sale contract that requires West Coast to indemnify B&PB for losses in excess of $250,000 arising from breach of certain representations and warranties made in the definitive acquisition agreement. Management believes that all losses were adequately accrued at Sacramento First at December 31, 1994.

  NOTE 22
  REGULATORY MATTERS

  FDICIA
        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted on December 19, 1991. FDICIA makes several changes to the deposit insurance system and expands the authority of the federal regulatory agencies to ensure that financial institutions have sound management and adequate capital. FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with insufficient capital or inadequate operations and managerial standards.

  WEST COAST
        Based upon its examination of West Coast as of September 30, 1993, the FRB and West Coast entered into a Written Agreement that is dated April 11, 1994 (the "Agreement"). The Agreement requires West Coast to, among other things, submit plans to improve the condition of the Company and the Banks and to service its current debt; identify an outside director who shall submit a report that fully documents all management and service fees paid by the Banks since January 1, 1992 including a justification of such services and explain how they are consistent with all applicable policies of West Coast, and refrain from paying dividends, incurring debt, assessing or collecting management or service fees from the Banks or engaging in financial transactions with its affiliates in any one month in excess of $25,000 without the prior approval of the FRB.
        Based upon its examination of West Coast as of September 30, 1994, the FRB concluded that West Coast was in substantial compliance with the Agreement.
  SUNWEST
        As a result of its examination as of August 23, 1991, the FDIC issued an Order to Cease and Desist (the "C&D") against Sunwest, effective April 27, 1992 (the "Effective Date"). The C&D requires Sunwest to, among other things, have and retain qualified management; increase its Tier 1 capital to not less than $17,300,000 within 90 days of the Effective Date and not less than $18,300,000 on or before December 31, 1992; achieve and thereafter maintain a ratio of Tier 1 capital to total assets of at least 6.5% within 90 days of the Effective Date; develop and adopt plans to meet the FDIC's mini-mum risk-based capital requirements and control overhead and other expenses; eliminate from its books certain criticized assets to specified levels; refrain from paying cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks ("Superintendent") and ref-rain from increasing the amount of brokered deposits above the amount outstanding on the Effective Date and submit to the FDIC and Superintendent a written plan for eliminating Sunwest's reliance on brokered deposits.
        In its most recent examination of Sunwest as of July 26, 1994, the FDIC noted that Sunwest was not in full compliance with the provisions of the C&D relating to maintaining specified levels of Tier 1 and risk-based capital and maintaining an adequate reserve for loan losses. The FDIC also noted that, although Sunwest has attempted to reduce overhead expenses, Sunwest is still

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  experiencing large operating losses due primarily to its high level of classified assets and the weak local economy.
        Since the examination, management of Sunwest has continued its efforts to reduce the level of classified assets and to correct the criticism of its reserve for loan losses. In accordance with the prompt corrective action provisions of the FDIC Improvement Act, Sunwest submitted to the FDIC a capital restoration plan and West Coast submitted to the FDIC a guaranty of the capital restoration plan. The capital restoration plan was accepted by the FDIC on March 14, 1995.
        To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%.
  An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.
        As a result of an examination conducted by the California State Banking Department as of March 16, 1992, the Superintendent issued an Order effective November 12, 1992 against Sunwest (the "State Order"). The State Order con-tains provisions that are substantially similar to the C&D. However, it also requires Sunwest to formulate, adopt and implement by December 31, 1992 a comprehensive business plan for restoring Sunwest to a sound condition and develop and implement by December 31, 1992 a month-by-month budget for 1993 and a profit plan which should include, among other things, a plan to improve earnings.
        In addition, Sunwest Bank received three orders during 1994 from the California State Banking Department that its contributed capital was impaired under the provisions of California Financial Code and that the Bank must correct such impairment of its contributed capital within 60 days of the respective order. Pursuant to California law, at December 31, 1994 a paid in capital infusion of approximately $4,968,000 (unaudited) was required to correct such impairment. The impairment could also be cured by an increase in retained earnings of approximately $2 million (unaudited). Failure to correct the capital impairment could lead to a reduction or possibly elimination of West Coast's ownership interest in Sunwest through regulatory action.
        On January 20, 1995, Sunwest received $3.4 million from West Coast increasing Sunwest's capital to the "well capitalized" levels. However, because Sunwest remains subject to regulatory agreements it may only be considered "adequately capitalized." On March 30, 1995, Sunwest received $200,000 (unaudited) from West Coast increasing Sunwest's leverage ratio to over 6.5%. Management believes that West Coast and Sunwest are now in compliance with the various regulatory orders and that the capital impairment has been cured as of March 31, 1995 (unaudited).
        Although management of Sunwest has already taken certain action and is attempting to undertake other actions to address the identified areas of noncompliance and otherwise facilitate compliance with the C&D, the State Order and the prompt corrective action provisions of the FDIC Improvement Act, no assurance can be given that they will be able to comply. In any event, compliance will be determined by the regulatory authorities. If the FDIC determines that Sunwest is not in compliance with the C&D, and the prompt corrective action provisions of the FDIC Improvement Act, it would have various remedies available to it, including the power to assess civil monetary penalties, to remove officers and directors and, ultimately, to place Sunwest and West Coast in receivership or conservatorship. If any of these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investment in the Company.
        At this time, the financial impact, if any, of regulatory actions that may result from the failure of Sunwest to maintain the minimum capital

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  requirements cannot be determined. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  NOTE 23
  DIVIDEND AND ADVANCE RESTRICTIONS

        The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. Such loans or extensions of credit to West Coast must be secured at the time of trans-action by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. No loans were permitted from Sunwest at December 31, 1994.
        Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At Decem-ber 31, 1994, Sunwest's capital levels were not high enough to permit a dividend payment. In addition, the C&D and State Order preclude Sunwest from paying any cash dividend without prior regulatory approval.

  NOTE 24
  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

        Following are condensed balance sheets for West Coast Bancorp as of December 31, 1994 and 1993 and condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 1994:

  CONDENSED BALANCE SHEETS

  (in thousands)                                             1994       1993
                                                        ----------------------
  Assets
  Cash and short-term investments                        $       8  $      33
  Investment in:
    Sunwest                                                  5,332      7,033
    Sacramento First (1)                                     5,351      8,477
  Other assets                                                 339        846
                                                        ----------------------
                                                         $  11,030  $  16,389
                                                        ======================

  Liabilities and Shareholders' Equity
  Notes payable                                         $      720  $     498
  10% Convertible subordinated debentures                    3,035      3,035
  Other liabilities                                          1,072      1,445
                                                        ----------------------
  Total liabilities                                          4,827      4,978
                                                        ----------------------
  Shareholders' equity:
    Common stock                                            30,200     30,200
    Accumulated deficit                                    (23,997)   (18,789)
                                                        ----------------------
  Total shareholders' equity                                 6,203     11,411
                                                        ----------------------
                                                        $   11,030  $  16,389
                                                        ======================

  (1)  1994 balances were reported as "Net Assets Held for Sale" in the

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

       Consolidated Balance Sheet.

  CONDENSED STATEMENTS OF OPERATIONS

  (in thousands)                                  1994       1993       1992
                                             ---------------------------------
  Income
  Income from subsidiaries:
    Management fees                           $       -  $     517  $   1,504
    Interest                                          1          4        166
  Other interest income                               -          6          -
  Other operating income                             97          2          2
                                             ---------------------------------
                                                     98        529      1,672
                                             ---------------------------------
  Expenses
  Interest expense                                  392        390        393
  Salaries and employee benefits                    308        731      1,523
  Professional services                             155        266        (91)
  Provision for possible credit losses              (88)       (44)         -
  Other expenses                                      4        422        410
                                             ---------------------------------
                                                    771      1,765      2,235
                                             ---------------------------------
  Equity in undistributed net loss
    of subsidiaries                              (1,781)   (11,145)    (6,108)
  Loss on sale of Sacramento First               (2,788)         -          -
  Dividends from:
    Bank subsidiary                                   -         70        244
    Non-bank subsidiary                               -         11          -
                                             ---------------------------------
  Loss before income taxes                       (5,242)   (12,300)    (6,427)
  Income taxes (benefit)                            (37)      (193)       570
                                             ---------------------------------

  Net loss                                    $  (5,205) $ (12,107) $  (6,997)
                                             =================================

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  CONDENSED STATEMENTS OF CASH FLOWS

  (in thousands)                                  1994       1993       1992
                                             ---------------------------------
  Cash flows from operating activities
  Net loss                                    $  (5,205) $ (12,107) $  (6,997)
  Equity in loss of subsidiaries                  1,781     11,064      5,864
  Loss on sale of Sacramento First                2,788          -          -
                                             ---------------------------------
  Net cash used in operating activities            (636)    (1,043)    (1,133)
                                             ---------------------------------
  Cash flows from investing activities
  (Increase) decrease in advances
    to subsidiaries                                 (33)       (85)       564
  Decrease in other assets                          507         39        381
                                             ---------------------------------
  Net cash provided by (used in)
    investing activities                            474        (46)       945
                                             ---------------------------------
  Cash flows from financing activities
  Increases (decreases) in notes payable
    and subordinated debt                           222        (25)       (72)
  (Decrease) increase in other liabilities          (85)       748        (23)
  Stock granted to employee                           -         24          -
                                             ---------------------------------
  Net cash provided by (used in)
    financing activities                            137        747        (95)
                                             ---------------------------------
  Decrease in cash                                  (25)      (342)      (283)
  Cash at beginning of year                          33        375        658
                                             ---------------------------------
  Cash at end of year                         $       8  $      33  $     375
                                             =================================


  (in thousands)                                  1994       1993     1992
                                             ---------------------------------
  Supplemental schedule of non-cash
    financing activities
  Reclassify deferred tax payable to
    net assets held for sale                  $     413  $       -  $       -
  Transfer of real estate owned from
    discontinued business                             -        336          -
  Purchase of subsidiary common stock with
    proceeds from redemption of capital
    notes in 1992                                     -          -      2,000
                                             =================================
  Supplemental disclosure of cash
    flow information
  Cash paid during the year for interest      $     392  $     390  $     393
                                             =================================

       West Coast's liquidity is limited. West Coast has relied on sales of assets, borrowings from officers/directors, and management service fees and dividends from its subsidiaries as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by the Order to

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  Cease and Desist ("the C&D") issued by the FDIC and an Order issued by the California Superintendent of Banks (the "state order") without their prior consent.
       During 1994, West Coast did not receive any management fees or dividends from its subsidiaries. West Coast does not expect to receive management fees or dividends from its subsidiaries during 1995.
       West Coast received $3.5 million of cash, net of selling expenses, from the sale of Sacramento First. West Coast immediately transferred $3.4 million into Sunwest as a repayment of previously paid management fees.
  Sales of other property are forecasted to provide $233,000 during 1995. WCV, Inc. may be eligible for reimbursement of certain costs incurred to remediate property. Such amounts, if any, are unable to be determined at this time.
  At December 31, 1994, West Coast had cash totaling $8,000.
       West Coast anticipates cash expenditures during 1995 to consist of debt service payments, advances to WCV, Inc. and other operating expenses. West Coast's projected debt service for 1995 includes quarterly interest payments on the 10% subordinated debentures of $76,000 each and an annual principal payment on the notes payable to affiliates of $113,000. A portion of the notes payable to affiliates are currently secured by, and scheduled to be repaid by sales proceeds totaling $233,000 from the other property sales mentioned above. Advances to WCV, Inc. are forecasted at $173,000 during 1995 primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses, will be approximately $451,000 during 1995, of which $221,000 relates to salaries and directors' fees that are currently being deferred.
       A cash shortfall is anticipated unless additional cash can be raised. A former officer of the Company has a judgment against West Coast in the amount of $311,000 and is actively pursuing collection of the judgment. In addition, West Coast agreed in connection with the sale of Sacramento First to indemnify B&PB for losses in excess of $250,000 arising from breach of certain representations and warranties made in the definitive acquisition agreement. Management believes that all losses were adequately accrued at Sacramento First at December 31, 1994. West Coast may elect to raise additional cash by limiting repayments of the affiliate debt or interest payments on the subordinated debt, and/or incurring additional debt. West Coast may not incur debt without the approval of the Federal Reserve Board. On March 23, 1995, West Coast sold 50,000 shares of B&PB stock. Of the total proceeds of $387,500, $200,000 was infused in Sunwest as capital to achieve compliance with the various regulatory orders. West Coast has requested permission from the FDIC to receive the remaining cash. The cash is currently held at Sunwest as collateral for West Coast's guaranty of Sunwest's capital plan. West Coast is considering selling additional shares of B&PB stock, however pursuant to agreement with B&PB, West Coast can sell no additional shares of B&PB during 1995 without B&PB's consent. Even if B&PB was to consent to the sale of some additional shares, proceeds of such sale would become security for West Coast's guaranty of Sunwest's capital plan as all shares of B&PB stock and proceeds thereof are pledged to Sunwest to secure such obligation. No assurances can be given that the FDIC would permit Sunwest to release the collateral to West Coast.
       In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS West Coast Bancorp and Subsidiaries December 31, 1994, 1993, and 1992

  NOTE 25
  QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data follows for the three months ended (in thousands, except per share data):


                          March 31      June 30      September 30  December 31
  1994                   -----------------------------------------------------
  Total interest income   $ 5,254       $ 5,271       $ 2,913       $ 2,696
  Total interest expense    1,553         1,400           892           890
  Net interest income       3,701         3,871         2,021         1,806
  Provision for possible
    credit losses           1,272           872           895           258
  Loss before income taxes (1,384)       (2,025)         (630)       (1,153)
  Net loss                 (1,384)       (2,038)         (630)       (1,153)
  Net loss per common share  (.15)         (.22)         (.07)         (.13)
                         =====================================================

  1993
  Total interest income   $ 6,824       $ 6,381       $ 6,014       $ 5,859
  Total interest expense    2,061         1,922         1,807         1,617
  Net interest income       4,763         4,459         4,207         4,242
  Provision for possible
    credit losses             798         4,249         1,487         1,936
  Loss before income taxes (1,440)       (5,119)       (2,459)       (3,104)
  Net loss                 (1,440)       (5,126)       (2,459)       (3,082)
  Net loss per common share  (.16)         (.56)         (.27)         (.34)
                         =====================================================

  During the second quarter of 1994, West Coast recorded a $1.8 million loss on the sale of Sacramento First. An additional charge of $988,000 was added during the fourth quarter of 1994 primarily to reflect a lower valuation basis for the B&PB stock to be received upon closing the transaction.

  INDEPENDENT AUDITORS' REPORT

  To The Board of Directors and Shareholders
  West Coast Bancorp:

  We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform our audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in note 22 to the consolidated financial statements, the prompt corrective action ("PCA") provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") place restrictions on any insured depository institution that does not meet certain requirements, including minimum capital ratios. These restrictions are based on an institution's FDICIA defined capital category and become increasingly more severe as an institution's capital category declines. Further, Sunwest Bank (the "Bank"), a wholly owned subsidiary of West Coast Bancorp, is under a Cease and Desist Order (the "Order") entered into in April 1992, which requires, among other things, the Bank to maintain a ratio of Tier 1 capital to total assets of at least 6.5%. The Bank has filed a capital plan with the FDIC outlining its plans for attaining the required levels of regulatory capital and that plan was accepted by the FDIC on March 14, 1995. In accordance with the capital plan, West Coast Bancorp made capital contributions of $3.4 million and $200,000 on January 20, 1995 and March 30, 1995, respectively. As a result of the $200,000 capital contribution, the Bank believes that it is in compliance with the Order as of March 31, 1995. However, to fully comply with the PCA provisions of FDICIA, the Bank must maintain capital compliance for four consecutive quarters. Because the Bank did not meet the minimum capital thresholds, as of the date of the FDIC's most recent examination or as of December 31, 1994, to be considered "adequately capitalized," under FDICIA or the requirements of the Order, and due to the requirement to maintain capital compliance for four consecutive quarters, the Bank is subject to certain operating restrictions such as growth limitations, prohibitions on dividend payments, and increased supervisory monitoring by the FDIC. Failure to maintain its capital ratios in accordance with the capital plan and the Order or further declines in its capital ratios exposes the Bank to further restrictions and regulatory actions. At this time, the financial impact, if any, of regulatory actions that may result from the failure of the Bank to maintain the minimum capital requirements cannot be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 24 to the consolidated financial statements, due to certain regulatory restrictions on the Bank's payment of dividends and management fees to the Parent, the Parent anticipates a cash shortfall in 1995 unless additional cash can be raised. In the event that the Parent is unable to raise funds to increase its liquidity, the Parent may not be able to meet its current obligations and may be forced into bankruptcy. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 24. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As discussed in notes 1 and 3 to the consolidated financial statements, on January 1, 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."




  /s/ KPMG Peat Marwick LLP
  ----------------------------------
  Orange County, California
  March 1, 1995, except as to notes 22 and 24
  to the consolidated financial statements,
  which are as of March 31, 1995

  RESPONSIBILITY FOR FINANCIAL REPORTING

       The consolidated financial statements included in this report are the responsibility of management. These statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the consolidated financial statements. To meet management's responsibility for financial reporting, internal accounting control systems and procedures are designed to provide reasonable assurance at a reasonable cost as to the reliability of financial records. In addition, the Company maintains a program for commu-nicating corporate policy throughout the organization. As a further safe-guard, an internal audit staff monitors compliance with these policies and internal accounting control systems and procedures.
       West Coast Bancorp's consolidated financial statements have been audited by KPMG Peat Marwick LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of management, including West Coast Bancorp's internal auditors - both jointly and separately - to discuss financial reporting matters and audit and control functions.






  /s/ Frank E. Smith                       /s/ John B. Joseph
  -------------------------------          --------------------------------
  Frank E. Smith                           John B. Joseph
  Senior Vice President and                Chairman of the Board and
  Chief Financial Officer                  President
  March 1, 1995                            March 1, 1995

                                     EXHIBITS


           Number                     Description                     Page No.

            3.1          Amended Articles of Incorporation              *
                         of West Coast, filed as Exhibit
                         3.1(c)

            3.2          Amended Bylaws of West Coast, filed            *
                         as Exhibit 3.2(d)

            4.1          Form of 10% Convertible                        *
                         Subordinated Debenture Indenture,
                         including Form of 10% Convertible
                         Subordinated Debenture Due 1996,
                         filed as Exhibit 4.4(a)

            4.2          Amendment No. 1 to Indenture dated             *
                         as of October 26, 1989 by and
                         between West Coast and First
                         Interstate Bank of California,
                         filed as Exhibit 4.5(c)

           10.1          Form of Indemnification Agreement              *
                         entered into and between West Coast
                         and its directors and certain of
                         its officers, filed as Exhibit
                         10.13(a)

           10.2          Form of West Coast 1988 Stock                  *
                         Option Plan, filed as Exhibit
                         10.14(b)

           10.3          Promissory Note of West Coast dated            *
                         as of June 30, 1991 and payable to
                         The Centennial Group, Inc. filed as
                         Exhibit 10.4(d)

           10.4          Promissory Note of West Coast dated            *
                         as of June 30, 1991 and payable to
                         Centennial Capital, Inc. filed as
                         Exhibit 10.5(d)

           10.5          West Coast Bancorp 401(k) Profit               *
                         Sharing Plan Document, Trust and
                         Summary Plan Description(e)

           10.6          Employment Agreement by and between            *
                         Sacramento First and John McGrath
                         dated as of November 18, 1993,
                         filed as exhibit 10.2 (f)

           Number                     Description                     Page No.


           10.7          West Coast's guaranty of Sunwest's          *
                         1993 capital restoration plan (f)

          10.8           Agreement between West Coast and            *
                         B&PB to sell Sacramento First to
                         B&PB dated June 30, 1994 (h)

          10.9           Promissory note of West Coast dated         F-38
                         as of March 31, 1994 and payable to
                         Bedford Pension Limited Partnership

          10.10          Promissory note of West Coast dated         F-41
                         as of May 4, 1994 and payable to
                         Pacific Advisors Inc. Pension Plan
                         Trust

          10.11          West Coast's commitment and                 F-44
                         guaranty of Sunwest's 1994 capital
                         restoration plan

          10.12          West Coast's security agreement             F-45
                         pledging B&PB stock to Sunwest Bank

          21             Subsidiaries of West Coast, filed              *
                         as Exhibit 22(e)

          23             Consent of Independent Auditors             F-49

          27             Financial Data Schedule                     F-50

              (a)        to West Coast's Registration
                         Statement on Form S-1 (Registration
                         No. 33-24069) filed with the
                         Commission on August 31, 1988, and
                         which is incorporated herein by
                         reference

              (b)        to Amendment No. 1 to West Coast's
                         Registration Statement on Form S-1
                         (Registration No. 33-24069) filed
                         with the Commission on October 21,
                         1988, and which is incorporated
                         herein by reference

              (c)        to West Coast's Annual Report on
                         Form 10-K for the fiscal year ended
                         December 31, 1989 filed with the
                         Commission, and which is
                         incorporated herein by reference

          (d) to West Coast's Annual Report on form 10-K for the fiscal year ended December 31, 1991 filed with the Commission, and which is incorporated herein by reference

              (e)        to West Coast's Annual Report on
                         Form 10-K for the fiscal year ended
                         December 31, 1992 filed with the
                         Commission, and which is
                         incorporated herein by reference

          (f) to West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission, and which is incorporated herein by reference

          (g)            to West Coast's Quarter Report or
                         Form 10-Q for the six months ended
                         June 30, 1994 filed with the
                         commission, and which is
                         incorporated herein by reference


  * Not Applicable

  Exhibit 10.9

                                  PROMISSORY NOTE

  Principal       Loan Date      Maturity
  $25,000.00      05/04/1994     03/31/1996

  References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

  Borrower:  West Coast Bancorp, a California
             Corporation (TIN: 95-3586860)
             4770 Campus Drive, Suite 100
             Newport Beach, CA  92660

  Lender:    Pacific Advisors, Inc. Pension Plan Trust
             4770 Campus Drive, Suite 250
             Newport Beach, CA  92660

  Principal Amount: $25,000.00
  Initial Rate: 8.750%
  Date of Note: May 4, 1994

  PROMISE TO PAY. WEST COAST BANCORP, A CALIFORNIA CORPORATION ("Borrower") promises to pay to PACIFIC ADVISORS, INC. PENSION PLAN TRUST ("Lender"), or order, In lawful money of the United States of America, the principal amount of Twenty Five Thousand & 00/100 Dollars ($25,000.00), together with interest on the unpaid principal balance from May 4, 1994, until paid in full.

  PAYMENT. Borrower will pay this loan on demand, or if no demand is made, in one principal payment of $25,000.00 plus interest on March 31, 1996. This payment due March 31, 1996, will be for all principal and accrued interest not yet paid. Interest on this Note is computed on a 365/360 simple interest basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

  VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the BANK OF AMERICA PRIME RATE (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each DAY. The Index currently is 6.750% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of
  2.000 percentage points over the Index, resulting in an initial rate of 8.750% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

  PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower or Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

  LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 6.000% of the unpaid portion of the regularly scheduled payment.

  DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to perform promptly at the time and strictly in the manner provided in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any of the events described in this default section occurs with respect to any guarantor of this Note. (g) Lender in good faith deems itself insecure.

  LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon Borrower's failure to pay all amounts declared due pursuant to this section, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following: (a) increase the variable interest rate on this Note to 7.000 percentage points over the Index, and (b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of ORANGE County, the State of California. (Initial Here _______) Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. This Note shall be governed by and construed in accordance with the laws of the State of California.

  DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $15.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

  COLLATERAL. This Note is secured by DEED OF TRUST DATED MARCH 31, 1994 ON PROPERTY LOCATED AT 457 ANDRIA DRIVE, STATELINE, NV 89449.

  PAST MATURITY CHARGE. An additional 6% will be assessed on the outstanding matured balance more than 10 days past due.

  GENERAL PROVISIONS. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive any applicable statute of limitations, presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

  PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

  BORROWER:

  WEST COAST BANCORP, A CALIFORNIA CORPORATION


  By:   /s/ Frank E. Smith
        -----------------------------
        FRANK E. SMITH, CHIEF FINANCIAL OFFICER


  LENDER:

  PACIFIC ADVISORS, INC. PENSION PLAN TRUST

  By:   /s/ John B. Jospeh
        -----------------------------
        Authorized Officer

  Exhibit 10.10

                                  PROMISSORY NOTE

  Principal       Loan Date      Maturity
  $75,000.00      03/31/1994     03/31/1996

  References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

  Borrower:  West Coast Bancorp, a California Corporation (TIN: 95-3586860)
             4770 Campus Drive, Suite 100
             Newport Beach, CA  92660

  Lender:    Bedford Pension Limited Partnership
             4770 Campus Drive, Suite 250
             Newport Beach, CA  92660

  Principal Amount: $75,000.00
  Initial Rate: 8.250%
  Date of Note: March 31, 1994

  PROMISE TO PAY. WEST COAST BANCORP, A CALIFORNIA CORPORATION ("Borrower") promises to pay to BEDFORD PENSION LIMITED PARTNERSHIP ("Lender"), or order, in lawful money of the United States of America, the principal amount of Seventy Five Thousand & 00/100 Dollars ($75,000.00), together with interest on the unpaid principal balance from March 31, 1994, until paid in full.

  PAYMENT. Borrower will pay this loan on demand, or if no demand is made, in one principal payment of $75,000.00 plus interest on March 31, 1996. This payment due March 31, 1996, will be for all principal and accrued interest not yet paid. Interest on this Note is computed on a 365/360 simple interest basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

  VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the BANK OF AMERICA PRIME RATE (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each DAY. The Index currently is 6.250% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of
  2.000 percentage points over the Index, resulting in an initial rate of 8.250% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

  PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

  LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 6.000% of the unpaid portion of the regularly scheduled payment.

  DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to perform promptly at the time and strictly in the manner provided in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit,security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note.

  LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon Borrower's failure to pay all amounts declared due pursuant to this section, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following: (a) increase the variable interest rate on this Note to 7.000 percentage points over the Index, and (b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of ORANGE County, the State of California. (Initial Here /s/ FES) Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. This Note shall be governed by and construed in accordance with the laws of the State of California.

  DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $15.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

  COLLATERAL. This Note is secured by DEED OF TRUST DATED MARCH 31, 1994 ON PROPERTY LOCATED AT 457 ANDRIA DRIVE, STATELINE, NV 89449.

  GENERAL PROVISIONS. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive any applicable statute of limitations, presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

  PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

  BORROWER:

  WEST COAST BANCORP, A CALIFORNIA CORPORATION


  By:   /s/ Frank E. Smith
        -----------------------------
        FRANK E. SMITH, CHIEF FINANCIAL OFFICER


  LENDER:

  BEDFORD PENSION LIMITED PARTNERSHIP

  By:   /s/ John B. Joseph
        -----------------------------
        Authorized Officer

  Exhibit 10.11
                              COMMITMENT AND GUARANTY


        On or about October 28, 1994, Sunwest Bank, Tustin, California ("Bank"), submitted to the Federal Deposit Insurance Corporation ("FDIC") a revised capital restoration plan dated October 28, 1994, which plan shall be amended by the Bank to address certain additional concerns of the FDIC. The terms of the plan and the required amendments to be approved by the FDIC are hereinafter collectively referred to as the "Plan." The terms of the Plan are incorporated herein by reference and set forth the Bank's proposal, as required under Section 38 of the Federal Deposit Insurance Act ("Act"), 12 U.S.C. Section 1831o ("Section 38"), for becoming adequately capitalized (as such term is defined in Section 38 of the Act and Subpart B of Section 325 of FDIC Rules and Regulations, 12 C.F.R. Section 325 ["Section 325"]).

        As a condition to the approval by the FDIC of the Plan, and as required by Section 38(e)(2)(c) of the Act, the undersigned, West Coast Bancorp, Newport Beach, California ("West Coast"), a company which controls the Bank, hereby guarantees and provides assurance by this Commitment and Guaranty ("Commitment"), that the Bank will comply with the Plan until such time as the Bank has been adequately capitalized on average during each four consecutive quarters commencing after the date hereof. In the event the Bank fails to so comply, West Coast hereby agrees that it will pay to the Bank or its successors or assigns, according to the terms approved by the FDIC, an amount equal to the lesser of 5 percent of the Bank's total assets at September 30, 1993, the date that Bank was deemed to have notice that the Bank was undercapitalized (as such term is defined in Section 38 of the act and Subpart B of Section 325), or the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time the Bank failed to so comply. A copy of a duly certified resolution by the Board of Directors of West Coast with respect to this Commitment is attached hereto and incorporated herein by reference.

        In consideration, West Coast provides value to the Bank and the Deposit Insurance Fund (as such term is defined in Section 3 of the Act) by committing, in support of the Bank's Plan, the financial strength and resources of West Coast, its successors and assigns, the adequacy and sufficiency of which is hereby acknowledged by the FDIC. In consideration of this Commitment, the FDIC agrees to (1) accept the Bank's Plan, (2) forego the right to treat the Bank as if it were significantly undercapitalized (as such term is defined in Section 38 of the Act and Subpart B of Section 325) as provided in Section 38(f) of the Act by its failure to submit and implement an acceptable capital restoration plan and (3) forego any other such action against the Bank as would be necessary under Section 38 of the Act absent this Commitment, thereby enhancing the financial strength of West Coast and the value to its shareholders by enhancing the financial strength of its asset, the subsidiary Bank.

        The parties specifically agree that this Commitment establishes a binding and enforceable contractual commitment of West Coast for the benefit of the Bank and the FDIC as insurer and administrator of the Deposit Insurance Fund (as such term is defined in Section 3 of the Act), and upon West Coast's failure to perform any of the obligations contained herein, the FDIC, after notice to West Coast, may commence legal action to enforce this Commitment either in its corporate capacity as insurer, or in its receivership capacity in the event of the failure of the Bank, an intended beneficiary of this Commitment.

        It is further specifically agreed that this Commitment shall survive the failure of the Bank, and shall continue as a binding contractual commitment of West Coast, its successors and assigns.

        West Coast waives any right to notice of and information from the FDIC concerning the Bank's performance under the Plan prior to the Bank's failure to comply.

        This Commitment and the accompanying Security Agreement and the rights and obligations hereunder shall be governed by and shall be construed in accordance with the Federal law of the United States, and, in the absence of controlling Federal law, in accordance with the laws of the State of California.

        Nothing contained herein shall preclude the FDIC from taking any other appropriate enforcement action against the Bank, including appropriate action under Section 38 of the Act not related to the absence of this Commitment, and no enforcement action brought against the Bank by the FDIC shall excuse West Coast from the obligations contained herein.

        This Commitment and the accompanying Security Agreement reflect the complete and full agreement entered among the parties and may not be modified, released, renewed for extended in any manner except by a writing signed by all parties.

            Executed and delivered as of the 2nd day of December, 1994.

  WEST COAST BANCORP             SUNWEST BANK

  By:   /s/ John B. Joseph       By:  /s/ James G. LeSieur, III
        --------------------          --------------------
        John B. Joseph                James G. LeSieur, III
        Chairman of the Board         President and
                                      Chief Executive Officer

  FEDERAL DEPOSIT INSURANCE CORPORATION


  By:   /s/ George J. Masa
        ------------------------------

  Exhibit 10.12

                                Security Agreement

        West Coast Bancorp, ("the Guarantor"), this 2nd day of December, 1994, hereby grants unto Sunwest Bank a security interest in the property described below and all accessions, additions, products and proceeds thereof (hereafter referred to as "Collateral") as collateral security.

  1.    Description of Collateral

        The following is pledged as Collateral:

        All the shares of stock of Business & Professional Bank, Sacramento, California, as and when acquired in connection with the merger (the "Merger") of Business & Professional Bank with Sacramento First National Bank, as well as all proceeds derived from the disposition of such stock (the "Collateral").

  2.    Security Interest

        Said Collateral shall after consummation of the Merger, be placed in the possession of the Bank and shall there remain until the obligation of the Guarantor under this Commitment and Guaranty is paid or released, or foreclosure of the Commitment and Guaranty, whichever shall occur first.

        Upon the sale or disposition of the Collateral by the Bank, all attorney's fees and legal expenses incurred by the Bank shall be paid out of the proceeds of the sale or disposition. The Bank shall in all instances be entitled to recover, and the Guarantor shall be liable for, any deficiency if the sale or disposition does not produce an amount sufficient to satisfy the obligation secured hereby. Guarantor warrants that, except for the security interest hereby granted, Guarantor will be on consummation of the Merger the owner of the Collateral, free and clear of any liens, security interest, encumbrances, or other right, title or interest of any other person, firm, corporation except to the extent herein disclosed. Guarantor further warrants and covenants that so long as the security interest granted exists, it will not sell or otherwise transfer possession of the Collateral or any interest therein without the express written consent of the Bank and the FDIC. Guarantor further warrants and covenants that it will not voluntarily create or permit to exist any other security interest in or other encumbrance upon the Collateral without express written consent of the Bank.

  3.    Additional Covenants

        Guarantor hereby agrees and consents that, with or without expressed reservation of rights against the Guarantor, the Bank or the FDIC may release or agree not to sue any person against whom the Guarantor has, to the Bank's or FDIC's knowledge, a right of recourse or the Bank or FDIC may agree to suspend the right to enforce against such person this instrument or any Collateral, or may otherwise discharge such person. The Guarantor also consents and agrees that any impairment of any Collateral for this instrument shall in no event be construed to discharge or otherwise affect the Guarantor's liability hereunder, whether said collateral be given by or on behalf of the Guarantor or any person, firm, or corporation against whom the Guarantor has any right of recourse. Guarantor further agrees that the Bank shall not be bound to exhaust recourse against any endorser, surety or guarantor; nor shall the Bank be required to realize upon any of its Collateral before being entitled to payment in full from the Guarantor.

  4.    Preservation of Collateral
        Guarantor assumes full responsibility for taking all steps necessary to preserve the Collateral and any right with respect thereto against prior parties. The Bank shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral if the Bank takes such action for that purpose as Guarantor shall reasonably request in writing, but no omissions on the part of the Bank to take any action, whether or not requested by the Guarantor shall of itself be considered a failure to exercise reasonable care. If the Bank returns to the Guarantor any of the Collateral for the purpose of sale or exchange or for presentation, collection, renewal of registration or transfer, Guarantor shall have twenty-one (21) days from the date of delivery from the Bank within which to accomplish such purpose or return the Collateral to the Bank. If the purpose is accomplished within the twenty-one (21) day period, the Guarantor shall immediately deliver to the Bank any property or monies received as a result or in connection therewith.

  5.    Risk of Loss

        The Guarantor shall at all times bear the risk of loss of, damage to, or destruction of the Collateral and no such event shall release the Guarantor from any liability hereunder.

  6.    Agreement of Bank

        With respect to the Collateral, Bank agrees to be bound by the terms of the Shareholder Agreement, dated as of June 22, 1994, by and between West Coast Bancorp and Business & Professional Bank.

  7.    Default

        The Guarantor shall be in default hereunder upon the occurrence of any of the following events: (1) the non-payment when due of any amount or installment under the Commitment and Guaranty; (2) the non-performance, non-observance or breach of any promise, covenant or warranty contained herein;
  (3) if any warranty, covenant, representation or statement made to the Bank or the FDIC by the Guarantor is false or misleading in any material respect;
  (4) if the Guarantor shall become insolvent, become a bankrupt, either voluntarily or involuntarily, or if a petition for relief under any law relating to debtors, readjudgment of indebtedness, reorganization or composition shall be filed by the Guarantor; (5) the dissolution, termination of existence, insolvency, assignment for the benefit of creditors or the commencement of any bankruptcy, reorganization, receivership or insolvency proceedings by or against the Guarantor; (6) if the Guarantor suspends usual business; or if any governmental authority takes possession of a substantial part of the property of the Guarantor; (7) if Guarantor does or attempts to
  (a) remove or allow removal of the Collateral from the address given for the location of the Collateral as shown on the face hereof without the express, written consent of the Bank; (b) encumber or dispose of Collateral or any interest therein; (c) conceal, misuse, or abuse the Collateral; or (d) use or allow the Collateral in any manner for any purpose prohibited by law or by a policy of insurance thereon; or (8) the Collateral or any interest therein is attached, levied upon or seized in any legal proceedings or otherwise or held by virtue of any lien.

        Executed and delivered in Tustin, California, this 2nd day of December, 1994.

  West Coast Bancorp             By: /s/ John B. Joseph, Chairman

  -----------------------------  --------------------------
  Guarantor                      John B. Joseph, Chairman




  Sunwest Bank                   By: /s/ James G. LeSieur, III, President & CEO
  -----------------------------  ----------------------------------------------
  Bank                           James G. LeSieur, III, President & CEO



                                 By: /s/ George J. Masa
  -----------------------------  --------------------------
  Federal Deposit
  Insurance Corporation

  EXHIBIT 23









                          CONSENT OF INDEPENDENT AUDITORS




  The Board of Directors
  West Coast Bancorp:

  We consent to incorporation by reference in the registration statement (No. 33-25859) on Form S-8 of West Coast Bancorp of our report dated March 1 1995, except as to notes 22 and 24 to the consolidated financial statements, which are as of March 31, 1995, relating to the consolidated balance sheets of West Coast Bancorp and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 Annual Report on Form 10-K of West Coast Bancorp.

  Our report dated March 1, 1995, except as to notes 22 and 24 to the consolidated financial statements, which are as of March 31, 1995, contains explanatory paragraphs regarding uncertainties surrounding Sunwest Bank's (a wholly owned subsidiary of West Coast Bancorp) ability to maintain minimum regulatory capital requirements and substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


  /s/ KPMG Peat Marwick LLP
  --------------------------------------------
  Orange County, California
  March 31, 1995