Form 10-K/A
period 1994-12-31
WEST COAST BANCORP /CA/
filed 1995-05-01
CIK 352187

As filed with the Securities and Exchange Commission on May 1, 1995
                                    FORM 10-K/A
                           Amendment No. 1 to Form 10-K

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  As of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,292,000 based upon the last sale price on such date.

  Number of shares of Common Stock of the registrant outstanding as of February 28, 1995: 9,192,942






  This report contains a total of 8 pages

                                     PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Bylaws of the Company provide that the Company shall have not less than five nor more than nine directors, unless changed by a bylaw amending
  Section 3.3(b) of Article 3 of the Company's Bylaws, duly adopted by the vote or written consent of the Company's shareholders. The Bylaws further provide that the exact number of directors shall be fixed from time to time, within the foregoing range, by a bylaw or amendment thereof or a resolution duly adopted by the Board of Directors or by the shareholders. The number of directors is currently fixed at six.
       The following table sets forth certain information of the directors of the Company.

                                       Year First
                                       Elected or      Position
                                       Appointed as    with the
  Name of Director             Age     Director        Company
  John B. Joseph               56       1981        Chairman of the
                                                    Board, President
                                                    and CEO

  Ronald R. White              48       1981        Vice Chairman of
                                                    the Board and
                                                    Executive
                                                    Vice President

  J. David Cheshier            48       1981        Director

  L. Wayne Gertmenian, Ph.D.   55       1991        Director

  Thomas A. Jones, C.P.A.      56       1990        Director

  Lacy G. Marlette, Jr.        48       1987        Director

        John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of the Company. He has been Chairman of the Board of Directors of the Company since its inception in 1981 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of the Company from 1987 to April 1991 and from April 1993; Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), since 1987; Senior Executive Vice President of CGI from July 1987 to July 1993; general partner of various limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of the Company. Mr. Joseph is a director of the Company's subsidiaries Sunwest Bank and WCV, Inc. Mr. Joseph presently holds and has held, over the past five years up until July 1993, various positions in the subsidiaries of CGI. Mr. Joseph beneficially owns approximately 9.4% of the outstanding common stock of CGI.
        Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of the Company. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI since 1987; general partner of various limited partnerships engaged in real estate development and lending activities. Mr. White is a director of Sunwest Bank and WCV, Inc. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of the Company and CGI. Mr. White beneficially owns approximately 9.2% of the outstanding common stock of

  CGI.
        J. David Cheshier is a certified public accountant in the employ of L.G. Marlette, Jr. Accountancy Corporation, Certified Public Accountants. Mr. Cheshier has served as a director, Senior Vice President and the Chief Financial Officer of CGI and as an executive officer of all of the subsidiaries of CGI from 1987. Mr. Cheshier resigned his officer positions at CGI and its subsidiaries during December 1993 and his director position during March 1994.
        L. Wayne Gertmenian, Ph.D., is an economics professor at Pepperdine University's Graduate School of Business and serves as its spokesman on business and management. Dr. Gertmenian served the Nixon and Ford administrations as a Chief Detente Negotiator in Moscow for the Chairman of the National Security Council; as an emissary to Tehran for the Secretary of Commerce; and as a Special Assistant to the Secretary of Housing and Urban Development. His corporate experience includes five years as the Executive Vice President of one of the nation's leading food processors. Dr.
  Gertmenian received his Doctorate in Economics at the University of Southern California.
        Thomas A. Jones, C.P.A., is a professor of accounting and business at DeVry Institute of Technology. Mr. Jones was the President of R&G Sloane, a manufacturer of plastic piping products, from 1988 to 1990 when R&G Sloane was acquired. Mr. Jones served as a Group Executive with ITT Corporation from 1980 to 1988.
        Lacy G. Marlette, Jr. is a certified public accountant and President of L.G. Marlette, Jr., Accountancy Corporation, Certified Public Accountants.
  Mr. Marlette has been a certified public accountant since 1972. He has provided accounting services for Messrs. Joseph and White and their affiliates.
        For information concerning executive officers of the registrant see "Item 4.A Executive Officers of the Registrant."

  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.
        Based solely on the review of the copies of such forms furnished to the Company, or a written representation that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 1994, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with except for Mr. Joseph and Mr. White who each had one late filing during 1994.

  Item 11.   EXECUTIVE COMPENSATION

        SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's
  Chief Executive Officer and each of the four other executive officers of the
  Company (determined as of the end of the last fiscal year) (the "Named
  Executives") for each of the fiscal years ended December 31, 1994, 1993 and
  1992:
        SUMMARY COMPENSATION TABLE
                                                                                                   Long-Term
                                                        Annual Compensation                        Compensation
                                                                                                   Securities
                                                                                                   Underlying            All
    Name and                                          Salary       Bonus          Other            Options               Other
    Principal Position                  Year          ($)          ($)            ($)              (#)(a)                ($)(b)
    JOHN B. JOSEPH(c)                   1994         107,000               -         12,000                -                 2,000
    President and CEO,                  1993         185,000               -         31,000                -                 4,000
    Company                             1992         189,000               -         31,000           15,000                 4,000
    Officer, Company

    JAMES G. LeSIEUR, III               1994         160,000               -              -                -                 4,000
    President and CEO,                  1993         181,000               -              -                -                 2,000
    Sunwest Bank                        1992         183,000               -              -                -                 4,000

    JOHN F. MCGRATH(d)                  1994         135,000               -         16,000                -                 4,000
    President and CEO,                  1993         130,000               -         16,000                -                 3,000
    Sacramento First 1992               120,000       23,000          16,000              -            2,000
    National Bank

    WILLIAM J. MYLYMOK(e)               1994         127,000               -              -                -                     -
    Administrative                      1993         322,000               -         38,000                -                 3,000
    Consultant, Company                 1992         375,000               -         12,000                -                 4,000

    FRANK E. SMITH(f)                   1994         125,000               -              -                -                 4,000
    Senior Vice President,              1993         130,000               -         28,000                -                 4,000
    CFO and Secretary,                  1992         131,000               -              -           15,000                 4,000
    Company and Sunwest Bank

  (a) Includes options issued by the Company to purchase shares of the Company's common stock.
  (b) Includes amounts contributed by the Company and its subsidiaries to the West Coast Bancorp 401(k) Profit Sharing Plan and allocated to the Named Executives vested or unvested account under such plan ("401(k) matching contributions").
  (c) Mr. Joseph's other annual compensation includes director's fees of $9,000, $16,000 and $17,000 accrued by the Company, director's fees of $0, $4,000 and $9,000 paid by Sunwest Bank, director's fees of $3,000, $4,000 and $3,000 paid by Sacramento First National Bank and director's fees of $0, $0 and $3,000 paid by WCV, Inc. in 1994, 1993 and 1992, respectively. Accrued but unpaid salaries and director's fees totaled $35,000 at December 31, 1994.
  (d) Mr. McGrath's other annual compensation represents perquisites provided by Sacramento First National Bank which include the use of a company automobile valued at approximately $10,000 for each year presented. Mr. McGrath is no longer employed by West Coast Bancorp or its subsidiaries.
  (e) Mr. Mylymok's other annual compensation in 1993 includes $25,000 of salary deferred at his option and director's fees of $11,000 and $9,000 paid by Sunwest Bank and director's fees of $2,000 and $3,000 paid by

        WCV, Inc. in 1993 and 1992, respectively. Mr. Mylymok is no longer employed by West Coast Bancorp or its subsidiaries. Mr. Mylymok's salary for 1994 and a portion of his 1993 salary was accrued but not paid by the Company. Mr. Mylymok has a judgment against West Coast in the amount of $312,000 plus interest and is actively pursuing collection of the judgment.
  (f) Mr. Smith's 1994 salary and $109,000 of his 1993 salary was paid by Sunwest Bank. The remainder of his 1993 salary and his 1992 salary was paid by the Company. During 1993, Mr. Smith assumed the responsibility of Chief Financial Officer of Sunwest Bank, and Sunwest Bank began paying his salary. In conjunction with this change, the Company paid Mr. Smith $28,000 in accrued vacation and holiday benefits, included in other annual compensation.

        EMPLOYMENT AND TERMINATION OF EMPLOYMENT AGREEMENTS

        Although Mr. Joseph does not have a formal employment agreement, in November 1994 his base salary was increased to $145,000 and during the first quarter of 1995 he had accrued bonuses at the Company of $70,000 from the sale of Sacramento First and $45,000 from Sunwest achieving a 6.5% leverage ratio.

        STOCK OPTIONS

  No stock options were granted to the Named Executives during 1994.

        OPTION EXERCISES AND HOLDINGS

        The following table provides information with respect to the Named
  Executives concerning the exercise of options during the fiscal year ended
  December 31, 1994 and unexercised options held by the Named Executives as of
  December 31, 1994:
                           AGGREGATED OPTION(A) EXERCISES IN FISCAL YEAR 1994
                                                        AND FY-END OPTION VALUES (a)


                                   Shares                              Number of Unexercised               Value of
                                   Acquired                            Options                             Unexercised In-the-
                                   on          Value                   at                                  Money Options at
                                   Exercise    Realized                12/31/94 (#)                        12/31/94 ($)(c)
    Name (b)                       (#)         ($)           Exercisable       Unexercisable          Exercisable     Unexercisable
    John B. Joseph                 -           -             46,000                   19,000          N/A             N/A
    James G. LeSieur -             -           19,000                  6,000             N/A               N/A
    Frank E. Smith                 -           -             30,000                   15,000          N/A             N/A

  (a) The Company has no plans pursuant to which stock appreciation rights may be granted.
  (b) Mr. McGrath and Mr. Mylymok are no longer employed by the Company and their stock options have expired.
  (c) Value of unexercised "in-the-money" options is the difference between the market price of the common stock on December 31, 1994 and the exercise price of the option, multiplied by the number of shares subject to the option. Since the stock price at December 31, 1994 ($.31 per share) was less than the exercise prices, the unexercised options have no "in-the-money" value.

        COMPENSATION OF DIRECTORS

        During 1994, each non-employee and employee director received $1,000 and $750, respectively, for each regular meeting of the Board of Directors attended. The aggregate amount of directors' fees incurred in 1994 was $61,000. In October 1994 the Company discontinued cash payments of director's fees. The Company continues to accrue and record a corresponding payable for their expenses. Employee and non-employee directors are eligible to participate in the Company's 1988 Stock Option Plan subject to certain specific limitations. No stock options were granted in 1994.

  Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following sets forth, as of April 25, 1995, the common stock ownership of each director and executive officer of the Company individually, all directors and executive officers as a group, and each person known by the
  Company to be the beneficial owner of more than 5% of the Company's common stock.
                                                                                  Shares
                                       Relationship          Shares               That             Total                Percent
    Name of                            With                  Actually             May Be           Beneficial           of
    Beneficial Owner                   Company               Owned(a)             Acquired(b)      Ownership(a)         Class(c)
    John B. Joseph(d)                  Chairman of           893,690              199,290(e)        1,092,980              11.6%
                                       the Board,
                                       President
                                       and CEO

    Ronald R. White(d)                 Vice Chairman         792,958              143,032(e)          935,990              10.0%
                                       of the Board
                                       and Executive
                                       Vice President

    J. David Cheshier                  Director                2,000               36,000(f)           38,000               *

    L. Wayne Gertmenian                Director                6,765               18,000(f)           24,765               *

    Thomas A. Jones                    Director                4,300               21,000(f)           25,300               *

    Lacy G. Marlette, Jr.              Director                  219               36,000(f)           36,219               *

    James G. LeSieur, III              President,                  -               22,000(f)           22,000               *
                                       Sunwest Bank

    Frank E. Smith                     CFO, Company            8,100               37,290(e)           45,390               *
                                       and Sunwest
                                       Bank

    Directors and Executive                                1,708,032              512,613(e)        2,220,645              22.9%
    Officers (11 individuals)

    * Less than 1%
  (a) Except as otherwise noted below, each person has sole voting and investment power with respect to the shares listed.
  (b)   Shares that may be acquired within 60 days of April 25, 1995.
  (c) The percentage ownership interest of each individual or group is based upon the total number of shares of the Company's common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after April 25, 1995 through the exercise of stock options or conversion of 10% convertible subordinated debentures due 1996.
  (d) The address of Messrs. Joseph and White is in care of the Company, 4770 Campus Drive, Suite 250, Newport Beach, California 92660-1833.
  (e) Shares that may be acquired pursuant to the exercise of stock options or conversion of 10% convertible subordinated debentures.
  (f)   Shares that may be acquired pursuant to the exercise of stock options.

  Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Mr. Joseph served as a director of CGI during 1994. Mr. White served as a director and executive officer of CGI during 1994. Mr. Cheshier served as a director of CGI until April 1994. CGI and the Company engaged in certain transactions during 1994. The Company had payables to CGI of $35,000 at December 31, 1994. The Company had notes payable and accrued interest to CGI and Centennial Capital, Inc., a wholly owned subsidiary of CGI, totaling $436,000 at December 31, 1994. These include annual principal installments with interest due on maturity at June 30, 1996 and bear interest at prime plus 2%. The Company issued notes payable secured by various assets totaling $425,000 through April 25, 1995 to provide liquidity for various operating purposes. These notes are payable to Mr. Joseph or affiliates of Mr. Joseph and are due on demand, in 1996 or in 1997 and bear interest at prime plus 2% or 10% fixed.
        Some of the directors and officers of the Company and its subsidiaries and the entities with which they are associated are customers of, and have had banking transactions with, the Company's banking subsidiaries, Sunwest Bank and Sacramento First National Bank, in the ordinary course of the banks' businesses during 1994, and Sunwest may have banking transactions with such persons in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing for comparable transactions with other persons of similar creditworthiness, and in the opinion of the respective Boards of Directors of the banks, did not involve more than a normal risk of collectibility, or present any other unfavorable features.

  Signatures
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April, 1995.
                               WEST COAST BANCORP
                               (Registrant)
                               By /s/ John B. Joseph
                               ----------------------
                               John B. Joseph
                               Chairman of the Board, President and
                               Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


  /s/ John B. Joseph           Chairman of the Board,         April 25, 1995
  -------------------          President and
  John B. Joseph               Chief Executive Officer
                               (Principal Executive Officer)

  /s/ Ronald R. White          Executive Vice President       April 25, 1995
  -------------------          and Director
  Ronald R. White

  /s/ Frank E. Smith           Chief Financial Officer        April 25, 1995
  -------------------          (Principal Financial
  Frank E. Smith               and Accounting Officer)

  /s/ J. David Cheshier        Director                       April 25, 1995
  -------------------
  J. David Cheshier

  /s/ Dr. L. Wayne Gertmenian  Director                       April 25, 1995
  -------------------
  Dr. L. Wayne Gertmenian

  /s/ Thomas A. Jones          Director                       April 25, 1995
  -------------------
  Thomas A. Jones

  /s/ Lacy G. Marlette, Jr.    Director                       April 25, 1995
  -------------------
  Lacy G. Marlette, Jr.