Form 10-Q
period 1995-03-31
WEST COAST BANCORP /CA/
filed 1995-05-15
CIK 352187

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1995

                                        or

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from N/A to N/A

       FOR QUARTER ENDED MARCH 31, 1995   COMMISSION FILE NUMBER: 0-10897

                                WEST COAST BANCORP
              (Exact name of registrant as specified in its charter)

       CALIFORNIA                                   95-3586860
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

       4770 CAMPUS DRIVE, SUITE 250
       Newport Beach, California                    92660-1833
       (Address of principal executive offices)     (Zip Code)

        (Registrant's telephone number, including area code) (714) 724-8733

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
    Number of shares of common stock of the registrant outstanding as of April 28, 1995:
                                     9,192,942

















  This document contains a total of 19 pages.

                        WEST COAST BANCORP AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
  (in thousands, except shares)                      March 31,   December 31,
                                                       1995         1994
  ASSETS                                            -------------------------
  Cash and due from bank                             $  5,916     $  9,437
  Interest-bearing deposits with
    financial institutions                              5,509        4,028
  Investment securities held to maturity -
    approximate market value of $5,786 and
    $5,708 in 1995 and 1994, respectively               5,831        5,868
  Investment securities available-for-sale -
    approximate market value of $1,980 and
    $5,947 in 1995 and 1994, respectively               1,980        5,947
  Federal funds sold                                   19,100       10,200
  Loans and direct lease financing held for sale           40           59

  Loans                                                81,110       86,569
  Less allowance for possible credit losses            (4,726)      (4,649)
                                                    ----------------------
      Net loans                                        76,384       81,920
                                                    ----------------------
  Real estate owned, net                                3,250        4,352
  Premises and equipment, net                           2,203        2,347
  Net assets held for sale                              1,452        5,351
  Other assets                                          1,433        1,401
                                                    ----------------------
                                                     $123,098     $130,910
                                                    ======================
  LIABILITIES
  Deposits:
    Demand, non-interest bearing                     $ 32,946     $ 36,027
    Savings, money market & interest
     bearing demand                                    39,130       38,815
    Time certificates under $100,000                   33,989       39,134
    Time certificates of $100,000 or more               5,573        5,293
                                                    ----------------------
      Total deposits                                  111,638      119,269

  Notes payable to affiliates                             811          720
  Other borrowed funds                                    171          171
  10% convertible subordinated debentures               3,035        3,035
  Other liabilities                                     1,497        1,512
                                                    ----------------------
      Total liabilities                               117,152      124,707

  SHAREHOLDERS' EQUITY
  Common stock, no par value - 30,000,000 shares
    authorized, 9,192,942 shares issued and
    outstanding in 1995 and 1994                       30,200       30,200
  Securities valuation allowance                            -           (3)
  Accumulated deficit                                 (24,254)     (23,994)
                                                    ----------------------
      Total shareholders' equity                        5,946        6,203
                                                    ----------------------
                                                     $123,098     $130,910
                                                    ======================
           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                          Three Months Ended
  (in thousands,                                                March 31,
   except per share data)                                  1995        1994
                                                          -------------------
  INTEREST INCOME
  Loans, including fees                                    $  2,162 $   4,749
  Investment securities                                         177       213
  Deposits with bank                                             69        36
  Federal funds sold                                            238       256
                                                          -------------------
      Total interest income                                   2,646     5,254

  INTEREST EXPENSE
  Interest on deposits                                          768     1,421
  Other                                                         103       132
                                                          -------------------
    Total interest expense                                      871     1,553
                                                          -------------------
    Net interest income                                       1,775     3,701

  Provision for possible
    credit losses                                               178     1,272
                                                          -------------------
    Net interest income
      after provision for
      possible credit losses                                  1,597     2,429

  Other operating income                                        251       683
  Other operating expenses                                    2,108     4,496
                                                          -------------------
    Loss before income taxes                                   (260)   (1,384)

  Income taxes (benefit)                                          -         -
                                                          -------------------
    Net loss                                               $   (260)$  (1,384)
                                                          ===================
  Net loss per common share                                $   (.03)$    (.15)
                                                          ===================
  Weighted average number of common
    and shares outstanding                                    9,193     9,193
                                                          ===================












           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES
                              IN SHAREHOLDERS' EQUITY
                                    (Unaudited)

                                                            Retained
                                 Common Stock   Securities  Earnings  Share-
                                 -------------  Valuation   (Accum.   holders'
  (in thousands)                 Shares Amount  Allowance   Deficit)  Equity
                               ----------------------------------------------
  Balance at December 31, 1994  9,193  $30,200    $  (3)  $(23,994)  $  6,203
  Net loss                          -        -        -       (260)      (260)
  Change in securities
    valuation allowance             -        -        3          -          3
                               ----------------------------------------------
  Balance at March 31, 1995      9,193 $30,200    $   -   $(24,254)  $  5,946
                               ==============================================









































           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Three Months Ended
                                                             March 31,
  (in thousands)                                          1995        1994
                                                       ----------------------
  Cash flows from operating activities:
    Net loss                                            $  (260)   $  (1,384)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                         152          254
      Provision for possible credit losses                  178        1,272
      Net change in receivables, payables
        and other assets                                    (80)       1,353
      Proceeds from sales of loans
        originated for sale                                 773        2,516
      Loans originated for sale                            (729)      (1,679)
      Gain from sales of loans, net                         (37)        (175)
      Write-downs of real estate owned                       36           85
      Gain from sales of real estate owned, net             (12)        (259)
                                                      ----------------------
      Net cash provided by operating activities              21        1,983

  Cash flows from investing activities:
    Proceeds from maturity of interest bearing balances     496          495
    Purchases of interest bearing balances               (1,977)        (495)
    Proceeds from maturity of investment securities          41        1,874
    Purchase of investment securities                         -       (4,166)
    Net decrease in loans                                 5,114       16,636
    Proceeds from sales of real estate owned              1,339        2,880
    Capital expenditures for real estate owned               (5)        (276)
    Purchase of premises and equipment                       (9)         (33)
                                                      ----------------------
      Net cash provided by investing activities           4,999       16,915

  Cash flows from financing activities:
    Net decrease in deposits                             (7,631)     (25,586)
    Proceeds from sale of Sacramento First                3,512            -
    Proceeds from sale of B&PB stock                        387            -
    Payments for notes payable to affiliates,
      subordinated debt and other borrowed funds              -         (471)
    Loan proceeds from affiliate                             91           75
                                                      ----------------------
      Net cash used in financing activities              (3,641)     (25,982)
                                                      ----------------------
  Increase (decrease) in cash and cash equivalents        1,379       (7,084)

  Beginning cash and cash equivalents                    23,637       55,795
                                                      ----------------------
  Ending cash and cash equivalents                      $25,016    $  48,711
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

                        WEST COAST BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

  (Continued)

                                                         Three Months Ended
                                                             March 31,
  (in thousands)                                          1995        1994
                                                       ---------------------
  Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for:
      Interest                                            $   862   $  1,582
      Income taxes                                              -       (105)

    Supplemental schedule of non-cash investing
       and financing activities:
      Transfer of loans to real estate owned              $   256   $  1,814
      Loans made to purchasers of real estate owned             -        309
      Senior debt recorded in acquisition of
         real estate owned                                      -        130





































           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                  March 31, 1995

  (1)  BASIS OF PRESENTATION

       West Coast Bancorp entered into a definitive agreement on June 22, 1994 to sell Sacramento First National Bank ("Sacramento First") to Business & Professional Bank ("B&PB"). The sale subsequently closed on January 20, 1995. All assets and liabilities of Sacramento First are included in "Net assets held for sale" at December 31, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods through June 30, 1994. As part of the sales agreement with B&PB, West Coast received 243,000 shares or 14.5% of B&PB then outstanding common shares upon closing the Sacramento First sale. B&PB stock was recorded at approximate market value on January 20, 1995, and is included in "Net assets held for sale." See "Management's discussion and analysis - general" for additional details.

       The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

  (2)  RECLASSIFICATIONS

       Certain reclassifications have been made in the 1994 financial statements to conform to the presentation in 1995.

  (3)  NET LOSS PER SHARE

       The stock options and 10% convertible subordinated debentures were not included in the net loss per share computations as the effect would have been anti-dilutive. Fully diluted loss per share approximates primary loss per share.

  (4)  LOANS AND DIRECT LEASE FINANCING

       A summary of loans and direct lease financing follows:

                                                      March 31,    December 31,
       (in thousands)                                   1995         1994
                                                      ----------------------
       Commercial                                     $  29,303    $33,010
       Real estate - Mortgage                            47,715     49,236
       Installment                                        4,442      4,694
       Less unearned income, discounts and fees            (350)      (371)
                                                      ----------------------
       Loans and direct lease financing               $  81,110    $86,569
                                                      ======================

                        WEST COAST BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                  March 31, 1995

  (5)  OTHER OPERATING INCOME

       A summary of other operating income follows:

                                                          Three Months Ended
                                                              March 31,
       (in thousands)                                     1995        1994
                                                          --------------------
       Depositor charges                                  $ 182       $332
       Net gain from sales of loans                          37        176
       Service charges, commissions
         and fees                                            21        149
       Other income                                          11         26
                                                          --------------------
                                                          $ 251       $683
                                                          ====================

  (6)  OTHER OPERATING EXPENSES

       A summary of other operating expenses is as follows:

                                                          Three Months Ended
                                                              March 31,
       (in thousands)                                     1995        1994
                                                         ---------------------
       Salaries and employee
         benefits                                        $ 1,152    $2,292
       Occupancy                                             296       523
       Depreciation and
         amortization                                        152       254
       Data processing                                       102       200
       Professional services                                  98       190
       Regulatory fees
         and assessments                                      96       222
       Customer service                                       86       103
       Net cost of operation of
         real estate owned                                    43       (62)
       Insurance                                              36        75
       Stationery and supplies                                30        55
       Printing and postage                                   29        44
       Telephone and telefax                                  21        66
       Advertising and promotion                              14        75
       Delivery and courier                                   13        68
       Collection                                           (130)      228
       Miscellaneous                                          70       163
                                                         ---------------------
                                                         $ 2,108    $4,496
                                                         =====================

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month periods ended March 31, 1995 and 1994. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

  GENERAL

  The Company posted losses of $260,000 or $.03 per share and $1,384,000 or $.15 per share during the three months ended March 31, 1995 and 1994, respectively. The net loss narrowed in 1995 as losses from the high levels of nonperforming assets were reduced despite the continued weak economy and depressed real estate values.

  On June 22, 1994, West Coast announced the signing of a definitive agreement among Business & Professional Bank ("B&PB"), Sacramento First National Bank ("Sacramento First"), and West Coast providing for the acquisition of its majority owned subsidiary, Sacramento First by B&PB. The transaction was completed on January 20, 1995 and provided West Coast with approximately $3.6 million of cash, approximately 243,500 shares of B&PB's common stock and a contingent cash payment of up to $940,000 that may be received by West Coast from three to five years after the sale date based on the performance of Sacramento First's loan portfolio and real estate owned. All assets and liabilities of Sacramento First are included in "Net assets held for sale" at December 31, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods through June 30, 1994. Subsequent to June 30, 1994, no amounts relating to Sacramento First were included in any category of the Company's ending balance sheet, average balance sheet and income statement except as noted above.

  Exclusive of Sacramento First's earnings, the Company's loss would have been $1,290,000 for the three months ended March 31, 1994 as compared with the $260,000 loss for the same period in 1995.

  The Company had total assets, loans and deposits as follows (in thousands):

                        March 31,      December 31, March 31,      December 31,
                           1995          1994         1994           1993
                       -----------------------------------------------------
  Total assets          $ 123,098     $ 130,910     $ 284,691     $ 312,263
  Loans                    81,150        86,628       203,951       223,343
  Deposits                111,638       119,269       267,364       292,950

  The 1994 reductions resulted primarily from the accounting treatment for the sale of Sacramento First and secondarily from a decrease in loans due to lower loan demand, more stringent underwriting standards, and Sunwest's capital position and regulatory orders. Sunwest is operating under an Order to Cease and Desist (the "C&D Order") from the FDIC and an order from the State Banking Department (the "State Order"). Both orders require, among other things, maintenance of certain capital levels.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  During 1993 Sunwest became "undercapitalized" and during part of 1994 Sunwest was "significantly undercapitalized" under the prompt corrective action provisions of the FDIC Improvement Act. This made it difficult for Sunwest to compete with other financial institutions for deposits and loans.

  In January 1995, West Coast used the cash proceeds from the sale of Sacramento First to repay $3.4 million of management fees to Sunwest. This increased Sunwest's capital ratios to amounts necessary for a depository institution to be "well capitalized" under the prompt action provisions of the FDIC Improvement Act. However, because Sunwest is still subject to regulatory agreements it can only be deemed "adequately capitalized." See "Capital Resources and Dividends." Despite Sunwest's current capital level, significant asset growth is not anticipated and further declines may occur.

  Further, West Coast's liquidity is limited. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See "Liquidity - the Parent Company."

  RESULTS OF OPERATIONS

  GENERAL

  The first quarter 1995 loss was significantly lower than the first quarter 1994 loss because of reduced loan losses and cost control efforts implemented at Sunwest.

  NET INTEREST INCOME

  Net interest income decreased $1,926,000 or 52% from the first quarter of 1994 to the first quarter of 1995 because of the sale of Sacramento First and reduced loan volumes at Sunwest. The sale of Sacramento First resulted in a $1,505,000 decrease in net interest income for the three months ended March 31, 1995 versus 1994. Average loans at Sunwest decreased by $41 million or 33% from the first quarter of 1994 to the first quarter of 1995.

  Average earning assets and average interest-bearing liabilities decreased primarily as a result of the sale of Sacramento First. Excluding Sacramento First from all periods, average earning assets would have decreased by $40 million and average interest-bearing liabilities would have decreased by $30 million for the three month periods ended March 31, 1995 versus 1994, respectively.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 1995 and 1994 (dollars in millions):

                                               Three Months Ended March 31,
                                                1995                1994
                                           Average   Yields/   Average  Yields/
  ASSETS                                   Balance   Rates     Balance  Rates
                                           ------------------------------------
  Loans, net of unearned income,
    discounts and fees                     $ 83.7   10.33%     $210.0     9.05%
  Investment securities                      11.6    6.10        17.1     4.98
  Federal funds sold                         16.8    5.67        34.5     2.97
  Interest-bearing deposits
    with financial institutions               4.4    6.30         4.4     3.29
                                           ------------------------------------
  Total interest-earning assets             116.5    9.08       266.0     7.90

  Allowance for possible credit losses       (4.7)               (5.8)
  Cash and due from banks                     6.8                22.7
  Other assets                                9.5                16.5
                                           ------------------------------------
                                           $128.1              $299.4
                                           ====================================
  LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Time deposits                            $ 42.4    5.37%     $ 86.2     3.77%
  Savings deposits                            6.5    1.97        12.0     2.29
  Interest-bearing demand deposits           33.8    1.97        94.1     2.29
  Other                                       3.9   10.44         5.0    10.47
                                           ------------------------------------
  Total interest-bearing liabilities         86.6    4.02       197.3     3.15

  Demand deposits                            33.7                88.0
  Other liabilities                           1.6                 2.9
  Shareholders' equity                        6.2                11.2
                                           ------------------------------------
                                           $128.1              $299.4
                                           ====================================
  Net interest margin                                5.06%                4.75%
  Net yield on interest-earning assets               6.09                 5.57

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1995 versus 1994 periods are summarized as follows (in thousands):

                                               Three Months Ended March 31,
                                               ------------------------------
                                               Asset/      Interest
                                               Liability   Rate
  Changes in                                   Changes     Changes   Total
                                               ------------------------------
  Interest
    income                                      $(3,435)   $ 827   $(2,608)
  Interest
    expense                                        (867)     185      (682)
                                               -----------------------------
  Net interest
    income                                      $(2,568)   $ 642   $(1,926)
                                               =============================

  The declines in net interest income resulted primarily from the sale of Sacramento First and volume declines in average earning assets offset partially by general market rate increases.

  Loans on which the accrual of interest had been discontinued at March 31, 1995 and 1994 amounted to $5,617,000 and $7,607,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $162,000 and $243,000 in the first quarters of 1995 and 1994, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 56 basis points during the first quarter of 1995 and by approximately 36 basis points during the first quarter of 1994.

  For the three months ended March 31, 1994 versus 1995 the yield on earning assets increased from 7.90% to 9.08%. This increase was primarily a result of general increases in market rates including the 300 basis point prime rate increase from March 1994 to March 1995. The yield is expected to continue to increase during the remainder of 1995 as a portion of the $25 million of real estate loans that only reprice annually gradually reprice. The rate on interest-bearing liabilities increased by 87 basis points from the first quarter of 1994 to the first quarter of 1995 as time deposits have matured and repriced at the higher current market rate. This trend is expected to continue until all term deposits reprice at the current higher rate.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

  The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                          1995        1994
                                                        ----------------------
  Allowance for possible credit losses
    balance at beginning of period                      $  4,649   $ 5,557

  Charge-offs                                               (290)     (791)
  Recoveries                                                 189       202
                                                        ----------------------
  Net charge-offs                                           (101)     (589)

  Provision for possible
    credit losses                                            178     1,272
                                                        ----------------------
  Allowance for possible credit losses
    balance at end of period                            $  4,726   $ 6,240
                                                        ======================

  A summary of net (charge-offs) recoveries follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                          1995        1994
                                                        ----------------------
  West Coast                                            $      -   $    35
  Sacramento First                                             -      (159)
  Sunwest                                                   (101)     (465)
                                                        ----------------------
                                                        $   (101)  $  (589)
                                                        ======================

  The provision for possible credit losses was lower during the three months ended March 31, 1995 than in the same respective periods in 1994, reflecting the reduced charge-offs, lower levels of nonperforming loans and the sale of Sacramento First. Sunwest's total charge-offs and provision decreased by $295,000 and $775,000 respectively during the three months ended March 31, 1995 versus 1994.

  Management believes that the allowance for possible credit losses at March 31, 1995 of $4,726,000 or 5.82% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  A summary of nonperforming assets follows (dollars in thousands):

                        March 31,      December 31,   March 31,    December 31,
                           1995          1994          1994          1993
                        ------------------------------------------------------
  Nonaccrual loans       $ 5,617       $ 5,414       $  7,607      $10,744
  Loans 90 days past due
    and still accruing        15            76            639          353
                        ------------------------------------------------------
  Nonperforming loans      5,632         5,490          8,246       11,097
  Real estate owned        3,250         4,352          6,943        7,738
                        ------------------------------------------------------
  Nonperforming assets  $  8,882       $ 9,842       $ 15,189      $18,835
                        ======================================================
  Nonperforming loans/
    Total loans            6.94%          6.34%          4.04%        5.04%
  Nonperforming assets/
    Total assets           7.22           7.52           5.34         6.03
                        ======================================================

  Nonperforming assets have decreased from $18.8 million at December 31, 1993 to $8.9 million at March 31, 1995. The sale of Sacramento First accounted for $1,211,000 of the nonperforming loan decrease and $3,173,000 of the nonperforming asset decrease from December 31, 1993 to December 31, 1994. The high levels of nonperforming assets as a percentage of assets are reflective of the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience high levels of nonperforming assets, charge-offs and provisions for possible credit losses.

  Restructured loans which were performing substantially in accordance with their modified terms totaled $5,818,000 at March 31, 1995. Restructured loans totaling $490,000 were on nonaccrual status at March 31, 1995.

  OTHER OPERATING INCOME

  Other operating income decreased by $432,000 for the three months ended March 31, 1995 as compared with the same period in 1994. See notes (1) and (5) of the notes to consolidated financial statements. Sunwest's other operating income has continued to decrease primarily from lower deposit balances that caused a $59,000 decrease in depositor charges.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  OTHER OPERATING EXPENSES

  Other operating expenses have decreased $2,388,000 from the quarter ended March 31, 1994 to the same period in 1995. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                          1995        1994
                                                        ----------------------
  Other operating expenses                              $ 2,108     $ 4,496
  Other operating expenses
    (annualized)/average assets                           6.58%       6.01%
  Other operating expenses/interest
    and other operating income                            72.8%       75.7%
                                                        ======================

  Salaries decreased $1,140,000 for the three months ended March 31, 1995 versus the same period in 1994. Salaries decreased at Sunwest by $478,000 for the same period as a result of the 28% staff reduction during the second quarter of 1994. Salaries decreased $716,000 as a result of selling Sacramento First. Occupancy decreased by $227,000: $155,000 was a result of selling Sacramento First and the remaining difference was primarily from renegotiating various leases at Sunwest. Collection expenses decreased by $358,000 of which $336,000 occurred at Sunwest. Sunwest's decrease was a result of significant cost control efforts and a $195,000 recovery of previously charged expenses. All other noninterest expenses decreased $663,000 for the three months ended March 31, 1995 versus 1994 primarily from the sale of Sacramento First.

  INCOME TAXES

  The Company did not record any significant income tax expense or benefit during the three months ended March 31, 1995 or 1994. No significant income tax expense is expected during 1995.

  LIQUIDITY

  The Company

  Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiaries are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale and Federal funds sold divided by total assets) was 26% and 23% at March 31, 1995 and December 31, 1994, respectively. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                  March 31, 1995

  THE PARENT COMPANY

  West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by the C&D and the state order without the prior consent of the regulatory agencies.

  During the first quarter of 1995 West Coast did not receive any management fees or dividends from its subsidiaries. West Coast does not expect to receive management fees or dividends from its subsidiaries throughout 1995.

  West Coast received $3.5 million of cash, net of selling expenses, from the sale of Sacramento First. West Coast immediately transferred $3.4 million into Sunwest as a repayment of previously paid management fees. On March 23, 1995, West Coast sold 50,000 shares of B&PB stock. Of the total proceeds of $387,000, $200,000 was infused as capital in Sunwest on March 30, 1995. At March 31, 1995 the remaining $187,000 was held by Sunwest as collateral for West Coasts guarantee of Sunwests capital plan. West Coast did not have any other cash at March 31, 1995. In May 1995, pursuant to the approval of the FDIC, $100,000 was released from the pledge and infused as capital into Sunwest and the remaining $87,000 was released to West Coast. Sales of other property are forecasted to provide $220,000 during the remainder of 1995. WCV, Inc. may be eligible for reimbursement of certain costs incurred to remediate a property. Such amounts, if any, are unable to be determined.

  West Coast anticipates cash expenditures during the remainder of 1995 to consist of debt service payments, advances to WCV, Inc. and other operating expenses. West Coast's projected debt service includes quarterly interest payments on the 10% subordinated debentures of $76,000 each and an annual principal payment on the notes payable to affiliates of $113,000. A portion of the notes payable to affiliates are currently secured by, and scheduled to be repaid by sales proceeds totaling $220,000 from the other property sales mentioned above. Advances to WCV, Inc. are forecasted at $320,000 primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses, will be approximately $320,000 during the remainder of 1995, of which $150,000 relates to salaries and directors' fees that are currently being deferred. A former officer of the Company has a judgment against West Coast in the amount of $312,000 and is actively pursuing collection of the judgment.

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

                                  March 31, 1995

  In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

  CAPITAL RESOURCES AND DIVIDENDS

  The following table sets forth the tier 1 and total risk-based capital and leverage ratios as of March 31, 1995 for the Company and Sunwest:

                                                  Tier 1  Total
                                                  Capital Capital   Leverage
                                                  Ratio   Ratio     Ratio
                                                 ---------------------------
  The Company                                     6.59%     8.55%     4.73%
  Sunwest                                         9.34     10.64      6.66
  Regulatory minimum                              4.00      8.00      4.00 (a)

  (a) Sunwest is subject to the C&D Order from the FDIC that requires Sunwest to achieve a leverage ratio of 6.5% and is subject to a substantially similar State Order.

  On January 20, 1995, Sunwest received a repayment of previously paid management fees totaling $3.4 million from West Coast and on March 30, 1995 Sunwest received an additional $200,000 from West Coast increasing Sunwest's leverage ratio to above the 6.5% level required by the regulatory orders. These amounts increase Sunwest's capital ratios to levels necessary for a depository institution to be "well capitalized" under the prompt action provisions of the FDIC Improvement Act. However, because Sunwest is still subject to regulatory agreements it can only be deemed "adequately capitalized." Sunwest received an additional $100,000 capital infusion from West Coast during May 1995.

  Management believes Sunwest is now in compliance with the regulatory agreements and orders as set forth in the capital plan Sunwest submitted to the FDIC, pursuant to the prompt corrective action provisions of the FDIC Improvement Act, which is guaranteed by West Coast. The amount of such guaranty is limited to the lesser of (i) 5% of Sunwest's total assets at Sep-tember 30, 1993, the date the FDIC deemed Sunwest to have notice that it was undercapitalized or (ii) the amount which is necessary to bring Sunwest into compliance with all applicable capital standards at the time Sunwest fails to comply with the capital restoration plan.

  The Company had no material commitments for capital expenditures as of March 31, 1995.

                        WEST COAST BANCORP AND SUBSIDIARIES

                                  March 31, 1995

                                      PART II

                                 OTHER INFORMATION


  Item 1.    Legal Proceedings
  -------------------------------
        NONE

  Item 2.    Changes in Securities
  -----------------------------------
        NONE

  Item 3.    Defaults Upon Senior Securities
  ---------------------------------------------
        NONE

  Item 4.    Submission of Matters to a Vote of Security Holders
  -----------------------------------------------------------------
        NONE

  Item 5.    Other Information
  -------------------------------
        NONE

  Item 6.    Exhibits and Reports on Form 8-K
  ----------------------------------------------
        (a)  Exhibits

        NONE

        (b)  Reports on Form 8-K

        West Coast Bancorp filed a report on Form 8-K on February 3, 1995 for the event of January 20, 1995 reporting under Item 5 the agreement between West Coast Bancorp, Sacramento First National Bank and Business & Professional Bank.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  WEST COAST BANCORP





           /s/John B. Joseph                           May 11, 1995
           -----------------------------------------   ----------------------
           John B. Joseph                              Date
           Chief Executive Officer





           /s/Frank E. Smith                           May 11, 1995
           -----------------------------------------   ----------------------
           Frank E. Smith                              Date
           Chief Financial Officer