Form 10-Q
period 1995-06-30
WEST COAST BANCORP /CA/
filed 1995-08-14
CIK 352187

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the six month period ended June 30, 1995

                                        or

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from N/A to N/A

        FOR SIX MONTHS ENDED JUNE 30, 1995      COMMISSION FILE NUMBER: 0-10897

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

        (Registrant's telephone number, including area code) (714) 442-9330

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
     Number of shares of common stock of the registrant outstanding as of July 28, 1995:

                                     9,168,942


















   This document contains a total of 20 pages.
                        WEST COAST BANCORP AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
   (in thousands, except shares)                     June 30,    December 31,
                                                       1995         1994
   ASSETS                                           -------------------------
   Cash and due from bank                            $  7,659     $  9,437
   Interest-bearing deposits with
     financial institutions                             5,312        4,028
   Investment securities held to maturity -
     approximate market value of $5,815 and
     $5,708 in 1995 and 1994, respectively              5,775        5,868
   Investment securities available-for-sale -
     approximate market value of $4,000 and
     $5,947 in 1995 and 1994, respectively              4,000        5,947
   Federal funds sold                                   9,800       10,200
   Loans and direct lease financing held for sale          24           59

   Loans                                               80,876       86,569
   Less allowance for possible credit losses           (3,395)      (4,649)
                                                    ----------------------
       Net loans                                       77,481       81,920
                                                    ----------------------
   Real estate owned, net                               3,637        4,352
   Premises and equipment, net                          2,103        2,347
   Net assets held for sale                             1,452        5,351
   Other assets                                         1,621        1,401
                                                    ----------------------
                                                     $118,864     $130,910
                                                    ======================
   LIABILITIES
   Deposits:
     Demand, non-interest bearing                    $ 34,807     $ 36,027
     Savings, money market & interest
      bearing demand                                   35,075       38,815
     Time certificates under $100,000                  31,181       39,134
     Time certificates of $100,000 or more              6,296        5,293
                                                    ----------------------
       Total deposits                                 107,359      119,269

   Notes payable to affiliates                            914          720
   Other borrowed funds                                   171          171
   10% convertible subordinated debentures              3,035        3,035
   Other liabilities                                    1,527        1,512
                                                    ----------------------
       Total liabilities                              113,006      124,707

   SHAREHOLDERS' EQUITY
   Common stock, no par value - 30,000,000 shares
     authorized, 9,168,942 and 9,192,942 shares issued
     and outstanding in 1995 and 1994, respectively    30,176       30,200
   Securities valuation allowance                           -           (3)
   Accumulated deficit                                (24,318)     (23,994)
                                                    ----------------------
       Total shareholders' equity                       5,858        6,203
                                                    ----------------------
                                                     $118,864     $130,910
                                                    ======================
           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                        Six Months Ended  Three Months Ended
   (in thousands,                            June 30,            June 30,
    except per share data)              1995       1994    1995        1994
                                      ----------------------------------------
   INTEREST INCOME
   Loans, including fees               $  4,369  $  9,561  $  2,207  $  4,812
   Investment securities                    341       446       164       233
   Deposits with bank                       162        79        93        43
   Federal funds sold                       408       439       170       183
                                      ----------------------------------------
       Total interest income              5,280    10,525     2,634     5,271

   INTEREST EXPENSE
   Interest on deposits                   1,479     2,690       711     1,269
   Other                                    209       263       106       131
                                      ----------------------------------------
     Total interest expense               1,688     2,953       817     1,400
                                      ----------------------------------------
     Net interest income                  3,592     7,572     1,817     3,871

   Provision for possible
     credit losses                           62     2,144      (116)      872
                                      ----------------------------------------
     Net interest income
       after provision for
       possible credit losses             3,530     5,428     1,933     2,999

   Other operating income                   483     1,846       232     1,163
   Other operating expenses               4,330     8,783     2,222     4,287
   Loss on liquidation of WCV, Inc.           -       100         -       100
   Loss on sale of Sacramento First           -     1,800         -     1,800
                                      ----------------------------------------
     Loss before income taxes              (317)   (3,409)      (57)   (2,025)

   Income taxes (benefit)                     7        13         7        13
                                      ----------------------------------------
     Net loss                          $   (324) $ (3,422) $    (64) $ (2,038)
                                      ========================================
   Net loss per common share           $   (.04) $   (.37) $   (.01) $   (.22)
                                      ========================================
   Weighted average number of common
     and shares outstanding               9,181     9,193     9,177     9,193
                                      ========================================











           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES
                              IN SHAREHOLDERS' EQUITY
                                    (Unaudited)

                                                            Retained
                                 Common Stock   Securities  Earnings  Share-
                                 -------------  Valuation   (Accum.   holders'
   (in thousands)                Shares Amount  Allowance   Deficit)  Equity
                               ----------------------------------------------
   Balance at December 31, 1994 9,193  $30,200    $  (3)  $(23,994)  $  6,203
   Net loss                         -        -        -       (324)      (324)
   Change in securities
     valuation allowance            -        -        3          -          3
   Reversal of shares
     previously issued to
     employee                     (24)     (24)       -          -        (24)
                               ----------------------------------------------
   Balance at June 30, 1995     9,169  $30,176    $   -   $(24,318)  $  5,858
                               ==============================================






































           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           Six Months Ended
                                                               June 30,
   (in thousands)                                         1995         1994
                                                       ----------------------
   Cash flows from operating activities:
     Net loss                                           $  (324)   $  (3,422)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization                        299          514
       Provision for possible credit losses                  62        2,144
       Net change in receivables, payables
         and other assets                                  (286)       1,982
       Proceeds from sales of loans
         originated for sale                              1,369        3,603
       Loans originated for sale                         (1,284)      (2,781)
       Gain from sales of loans, net                        (77)        (859)
       Write-downs of real estate owned                     221          187
       Gain from sales of real estate owned, net            (27)        (287)
       Loss on discontinued businesses                        -        1,900
                                                      ----------------------
       Net cash provided by operating activities            (47)       2,981

   Cash flows from investing activities:
     Proceeds from maturity of interest
       bearing balances                                   1,287          990
     Purchases of interest bearing balances              (2,571)        (990)
     Proceeds from maturity of investment securities      2,100        3,449
     Purchase of investment securities                        -       (6,172)
     Net decrease in loans                                3,018       23,131
     Proceeds from sales of loans                            -         3,762
     Proceeds from sales of real estate owned             1,938        4,069
     Capital expenditures for real estate owned             (31)        (460)
     Purchase of premises and equipment                     (55)         (38)
     Proceeds from sales of premises and equipment            -           68
     Decrease in cash and cash equivalents
       from sale of Sacramento First                          -      (14,023)
                                                      ----------------------
       Net cash provided by investing activities          5,686       13,786






                                                                     (Continued)









           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           Six Months Ended
                                                               June 30,
   (in thousands)                                         1995         1994
                                                          ---------------------
   Cash flows from financing activities:
     Net decrease in deposits                              (11,910)  (49,380)
     Proceeds from sale of Sacramento First                 3,512          -
     Proceeds from sale of B&PB stock                         387          -
     Payments for notes payable to affiliates,
       subordinated debt and other borrowed funds               -       (449)
     Loan proceeds from affiliate                             194        100
                                                          ----------------------
       Net cash used in financing activities               (7,817)   (49,729)
                                                          ----------------------
   Increase (decrease) in cash and cash equivalents        (2,178)   (32,962)

   Beginning cash and cash equivalents                     23,637     55,795
                                                          ----------------------
   Ending cash and cash equivalents                       $21,459   $ 22,833
                                                          ======================

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest                                           $ 1,696   $  3,133
       Income taxes                                             7        (98)

     Supplemental schedule of non-cash investing
        and financing activities:
       Transfer of loans to real estate owned             $ 1,386   $  2,483
       Senior debt recorded in acquisition of
          real estate owned                                     -        987
       Loans made to purchasers of real estate owned            -        309
       Loan assumed by purchasers of real estate owned          -         94




















           See accompanying notes to consolidated financial statements.

                        WEST COAST BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                   June 30, 1995

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

       The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three month periods ended June 30, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

   (4) LOANS AND DIRECT LEASE FINANCING

       A summary of loans and direct lease financing follows:

                                                      June 30,     December 31,
       (in thousands)                                   1995         1994
                                                      ----------------------
       Commercial                                     $  27,330    $33,010
       Real estate - Mortgage                            50,143     49,236
       Installment                                        3,779      4,694
       Less unearned income, discounts and fees            (376)      (371)
                                                      ----------------------
       Loans and direct lease financing               $  80,876    $86,569
                                                      ======================

                        WEST COAST BANCORP AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                   June 30, 1995

   (5)  OTHER OPERATING INCOME

        A summary of other operating income follows:

                                      Six Months Ended    Three Months Ended
                                          June 30,            June 30,
       (in thousands)                 1995       1994     1995        1994
                                    ----------------------------------------
       Depositor charges            $   351   $   662    $   169    $  330
       Net gain from sales of loans      77       859         40       683
       Service charges, commissions
         and fees                        37       282         16       133
       Other income                      18        43          7        17
                                    ----------------------------------------
                                    $   483   $ 1,846    $   232    $1,163
                                    ========================================

   (6) OTHER OPERATING EXPENSES

       A summary of other operating expenses is as follows:

                                      Six Months Ended    Three Months Ended
                                          June 30,            June 30,
       (in thousands)                 1995       1994     1995        1994
                                    ----------------------------------------
       Salaries and employee
         benefits                   $ 2,088   $ 4,219    $   936    $1,927
       Occupancy                        575     1,033        279       510
       Depreciation and
         amortization                   299       514        147       260
       Data processing                  200       383         98       183
       Regulatory fees
         and assessments                192       443         96       221
       Professional services            188       481         90       291
       Customer service                 168       187         82        84
       Net cost of operation of
         real estate owned              167       113        124       175
       Insurance                         72       145         36        70
       Printing and postage              58       122         29        78
       Stationery and supplies           56        94         26        39
       Advertising and promotion         47       153         33        78
       Telephone and telefax             40       118         19        52
       Delivery and courier              25       131         12        63
       Collection                         -       363        130       135
       Miscellaneous                    155       284         85       121
                                    ----------------------------------------
                                    $ 4,330   $ 8,783    $ 2,222    $4,287
                                    ========================================

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the six and three month periods ended June 30, 1995 and 1994. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

   GENERAL

   The Company posted losses of $324,000 or $.04 per share and $64,000 or $.01 per share during the six and three months ended June 30, 1995, respectively, as compared with $3,422,000 or $.37 per share and $2,038,000 or $.22 per share during the same respective periods in 1994. The net losses narrowed in 1995 as losses from the high levels of nonperforming assets were reduced despite the continued weak economy and depressed real estate values.

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

   Exclusive of Sacramento First's earnings, the Company's losses would have been $1,928,000 and $450,000 for the six and three months ended June 30, 1994 as compared with the $324,000 and $64,000 losses for the same periods in 1995.

   The Company had total assets, loans and deposits as follows (in thousands):

                         June 30,      December 31,  June 30,      December 31,
                           1995          1994         1994           1993
                       --------------------------------------------------------
   Total assets         $ 118,864     $ 130,910     $ 152,026     $ 312,263
   Loans                   80,900        86,628       110,897       223,343
   Deposits               107,359       119,269       137,501       292,950

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

                                   June 30, 1995

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

   RESULTS OF OPERATIONS

   GENERAL

   The 1995 losses were lower than the 1994 losses (exclusive of Sacramento First) because of reduced loan losses and cost control efforts implemented at Sunwest.

   NET INTEREST INCOME

   Net interest income decreased $4.0 million or 53% from the first six months of 1994 to the same period in 1995 because of the sale of Sacramento First and reduced loan volumes at Sunwest. The sale of Sacramento First resulted in a $3.2 million decrease in net interest income for the six months ended June 30, 1995 versus 1994. Average loans at Sunwest decreased by $40 million or 32% from the first six months of 1994 to the first six months of 1995.

   Average earning assets and average interest-bearing liabilities decreased primarily as a result of the sale of Sacramento First. Excluding Sacramento First from all periods, average earning assets would have decreased by $32 million and average interest-bearing liabilities would have decreased by $26 million for the six month periods ended June 30, 1995 versus 1994, respectively.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the six and three month periods ended June 30, 1995 and 1994 (dollars in millions):

                                                   Six Months Ended June 30,
                                                1995                1994
                                           Average   Yields/   Average  Yields/
   ASSETS                                  Balance   Rates     Balance  Rates
                                           ------------------------------------
   Loans, net of unearned income,
     discounts and fees                    $ 83.2   10.50%     $203.9     9.38%
   Investment securities                     11.1    6.13        17.9     4.98
   Federal funds sold                        14.0    5.84        26.6     3.30
   Interest-bearing deposits
     with financial institutions              5.0    6.50         4.4     3.61
                                           ------------------------------------
   Total interest-earning assets            113.3    9.32       252.8     8.33

   Allowance for possible credit losses      (4.7)               (5.9)
   Cash and due from banks                    6.6                19.3
   Other assets                               8.9                16.0
                                           ------------------------------------
                                           $124.1              $282.2
                                           ====================================
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

   Time deposits                           $ 40.1    5.50%     $ 79.1     3.84%
   Savings deposits                           5.9    1.95        12.1     2.27
   Interest-bearing demand deposits          32.5    1.96        92.0     2.25
   Other                                      4.0   10.46         5.1    10.24
                                           ------------------------------------
   Total interest-bearing liabilities        82.5    4.09       188.3     3.14

   Demand deposits                           34.0                80.4
   Other liabilities                          1.6                 3.0
   Shareholders' equity                       6.0                10.5
                                           ------------------------------------
                                           $124.1              $282.2
                                           ====================================
   Net interest margin                               5.23%                5.19%
   Net yield on interest-earning assets              6.34                 5.99





                                                                     (Continued)

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

                                                  Three Months Ended June 30,
                                                 1995                1994
                                           Average   Yields/   Average   Yields/
   ASSETS                                  Balance   Rates     Balance   Rates
                                           ------------------------------------
   Loans, net of unearned income,
     discounts and fees                    $ 82.7   10.67%     $197.8     9.73%
   Investment securities                     10.6    6.16        18.7     4.99
   Federal funds sold                        11.2    6.09        18.7     3.92
   Interest-bearing deposits
     with financial institutions              5.6    6.67         4.4     3.93
                                           ------------------------------------
   Total interest-earning assets            110.1    9.57       239.6     8.80

   Allowance for possible credit losses      (4.8)               (5.9)
   Cash and due from banks                    6.4                15.9
   Other assets                               8.4                15.4
                                           ------------------------------------
                                           $120.1              $265.0
                                           ====================================
   LIABILITIES AND
   SHAREHOLDERS' EQUITY

   Time deposits                           $ 37.9    5.64%     $ 72.0     3.92%
   Savings deposits                           5.2    1.92        12.1     2.21
   Interest-bearing demand deposits          31.2    1.95        90.0     2.21
   Other                                      4.0   10.48         5.2    10.02
                                           ------------------------------------
   Total interest-bearing liabilities        78.3    4.17       179.3     3.12

   Demand deposits                           34.2                72.8
   Other liabilities                          1.7                 3.1
   Shareholders' equity                       5.9                 9.8
                                           ------------------------------------
                                           $120.1              $265.0
                                           ====================================
   Net interest margin                               5.39%                5.68%
   Net yield on interest-earning assets              6.60                 6.46

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1995 versus 1994 periods are summarized as follows (in thousands):

               Six Months Ended June 30,       Three Months Ended June 30,
               ------------------------------  ------------------------------
               Asset/     Interest             Asset/      Interest
               Liability  Rate                 Liability   Rate
   Changes in  Changes    Changes  Total       Changes     Changes   Total
               ------------------------------  ------------------------------
   Interest
     income    $(6,670)   $ 1,425  $(5,245)      $(3,223)  $ 586   $(2,637)
   Interest
     expense    (1,627)       362   (1,265)         (759)    176      (583)
               --------------------------------------------------------------
   Net interest
     income    $(5,043)   $ 1,063  $(3,980)      $(2,464)  $ 410   $(2,054)
               ==============================================================

   The declines in net interest income resulted primarily from the sale of Sacramento First and volume declines in average earning assets offset partially by general market rate increases.

   Loans on which the accrual of interest had been discontinued at June 30, 1995 and 1994 amounted to $3,913,000 and $3,794,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $121,000 and $110,000 in the second quarter of 1995 and 1994, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 44 and 18 basis points during the second quarter of 1995 and 1994, respectively.

   For the six months ended June 30, 1994 versus 1995 the yield on earning assets increased from 8.33% to 9.32%. This increase was primarily a result of general increases in market rates including the 300 basis point prime rate increase from March 1994 to March 1995. The recent decreases in market rates will cause downward pressure on the Bank's net yield on earning assets. This may be offset by improvements in loan quality achieved during the second quarter of 1995 and as a portion of the $25 million of real estate loans that only reprice annually gradually reprice. The rate on interest-bearing liabilities increased by 95 basis points from the first six months of 1994 to the first six months of 1995 as time deposits have matured and repriced at the higher current market rate. This trend is not expected to continue as a result of recent market rate declines and most term deposits already having repriced near current rates.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

   The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):

                                      Six Months Ended    Three Months Ended
                                           June 30,            June 30,
                                      1995       1994     1995        1994
                                    -----------------------------------------
   Allowance for possible credit losses
     balance at beginning of period $ 4,649    $ 5,557  $  4,726   $ 6,240

   Charge-offs                        (1,980)   (2,765)   (1,690)   (1,974)
   Recoveries                           664        353       475       151
                                    ----------------------------------------
   Net charge-offs                   (1,316)    (2,412)   (1,215)   (1,823)

   Provision for possible
     credit losses                         62    2,144      (116)      872
   Transfer to assets held for sale       -       (843)        -      (843)
                                    ----------------------------------------
   Allowance for possible credit losses
     balance at end of period       $ 3,395    $ 4,446  $  3,395   $ 4,446
                                    ========================================

   A summary of net (charge-offs) recoveries follows (in thousands):

                                      Six Months Ended    Three Months Ended
                                          June 30,            June 30,
                                      1995       1994     1995        1994
                                    ----------------------------------------
   West Coast                       $     -    $    67  $      -   $    32
   Sacramento First                       -       (746)        -      (587)
   Sunwest                           (1,316)    (1,733)   (1,215)   (1,268)
                                    ----------------------------------------
                                    $(1,316)   $(2,412) $ (1,215)  $(1,823)
                                    ========================================

   The provision for possible credit losses was lower during the six and three months ended June 30, 1995 than in the same respective periods in 1994, reflecting the reduced charge-offs, lower levels of nonperforming loans and the sale of Sacramento First. Sunwest's net charge-offs and provision decreased by $417,000 and $1,619,000 respectively during the six months ended June 30, 1995 versus 1994.

   Management believes that the allowance for possible credit losses at June 30, 1995 of $3,395,000 or 4.20% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   A summary of nonperforming assets follows (dollars in thousands):

                          June 30,     December 31,   June 30,     December 31,
                           1995          1994          1994          1993
                        ------------------------------------------------------
   Nonaccrual loans      $ 3,913       $ 5,414       $  3,794      $10,744
   Loans 90 days past due
     and still accruing      196            76            389          353
                        ------------------------------------------------------
   Nonperforming loans     4,109         5,490          4,183       11,097
   Real estate owned       3,637         4,352          5,334        7,738
                        ------------------------------------------------------
   Nonperforming assets $  7,746       $ 9,842       $  9,517      $18,835
                        ======================================================
   Nonperforming loans/
     Total loans           5.08%          6.34%          3.77%        5.04%
   Nonperforming assets/
     Total assets          6.52           7.52           6.26         6.03
                        ======================================================

   Nonperforming assets have decreased from $18.8 million at December 31, 1993 to $7.7 million at June 30, 1995. The sale of Sacramento First accounted for $1,211,000 of the nonperforming loan decrease and $3,173,000 of the nonperforming asset decrease from December 31, 1993 to June 30, 1994. The high levels of nonperforming assets as a percentage of assets are reflective of the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience high levels of nonperforming assets, charge-offs and provisions for possible credit losses.

   Restructured loans which were performing substantially in accordance with their modified terms totaled $3,264,000 at June 30, 1995. Restructured loans totaling $1,752,000 were on nonaccrual status at June 30, 1995.

   OTHER OPERATING INCOME

   Other operating income decreased by $1,363,000 and $931,000 for the six and three months ended June 30, 1995 as compared with the same periods in 1994. See notes (1) and (5) of the notes to consolidated financial statements. Exclusive of Sacramento First, other operating income decreased $826,000 and $701,000 for the six and three months ended June 30, 1995 versus 1994. This was primarily caused by Sunwest recording a $536,000 gain on the sale of its non-guaranteed portion of SBA loans during the second quarter of 1994. Sunwest has elected not to sell the non-guaranteed portion of SBA loans in 1995. The remaining year-to-date decrease was primarily caused by lower deposit balances at Sunwest.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   OTHER OPERATING EXPENSES

   Other operating expenses have decreased $4,453,000 and $2,065,000 from the six and three months ended June 30, 1994 to the same periods in 1995. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                      Six Months Ended    Three Months Ended
                                          June 30,             June 30,
                                      1995       1994     1995        1994
                                    ----------------------------------------
   Other operating expenses         $  4,330  $  8,783  $ 2,222     $ 4,287
   Other operating expenses
     (annualized)/average assets       6.98%     6.22%    7.40%       6.47%
   Other operating expenses/interest
     and other operating income        75.1%     71.0%    77.5%       66.6%
                                    ========================================

   Salaries decreased $2,131,000 and $991,000 for the six and three months ended June 30, 1995 versus the same periods in 1994. Salaries decreased at Sunwest by $693,000 for the six month period as a result of the 28% staff reduction during the second quarter of 1994. Salaries decreased $1,412,000 as a result of selling Sacramento First. Occupancy for the first six months decreased by $458,000: $322,000 was a result of selling Sacramento First and the remaining difference was primarily from renegotiating various leases at Sunwest. Collection expenses decreased by $363,000 of which $319,000 occurred at Sunwest. Sunwest's decrease was a result of significant cost control efforts and a $195,000 recovery of previously charged expenses. All other noninterest expenses decreased $1,501,000 for the six months ended June 30, 1995 versus 1994 primarily from the sale of Sacramento First.

   INCOME TAXES

   The Company did not record any significant income tax expense or benefit during the six or three months ended June 30, 1995 or 1994. No significant income tax expense is expected during 1995.

   LIQUIDITY

   The Company

   Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiaries are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale and Federal funds sold divided by total assets) was 23% at June 30, 1995 and December 31, 1994. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

                        WEST COAST BANCORP AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995

   THE PARENT COMPANY

   West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by the C&D and the state order without the prior consent of the regulatory agencies.

   During the first six months of 1995 West Coast did not receive any management fees or dividends from its subsidiaries. West Coast does not expect to receive management fees or dividends from its subsidiaries throughout 1995.

   West Coast received $3.5 million of cash, net of selling expenses, from the sale of Sacramento First. West Coast immediately transferred $3.4 million into Sunwest as a repayment of previously paid management fees. On March 23, 1995, West Coast sold 50,000 shares of B&PB stock. Of the total proceeds of $387,000, $200,000 was infused as capital in Sunwest on March 30, 1995 and $100,000 was infused during May 1995. Sales of other property are forecasted to provide $220,000 during the remainder of 1995. On July 11, 1995 WCV, Inc. applied for a $680,000 reimbursement of certain costs incurred to remediate a property to the state "Underground Storage Tank Cleanup Fund". The eventual amount and timing of any receipt is dependent on review of the claim and available balances in the state cleanup fund available for disbursement. No estimate of a refund has been included in the financials and no assurances can be given that any refund will be received.

   West Coast anticipates cash expenditures during the remainder of 1995 to consist of debt service payments, advances to WCV, Inc. and other operating expenses. West Coast's projected debt service includes quarterly interest payments on the 10% subordinated debentures of $76,000 each. A portion of the notes payable to affiliates are currently secured by, and scheduled to be repaid by sales proceeds totaling $220,000 from the other property sales mentioned above. Advances to WCV, Inc. are forecasted at $330,000 primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses, will be approximately $200,000 during the remainder of 1995, of which $110,000 relates to salaries and directors' fees that are currently being deferred. A former officer of the Company has a judgment against West Coast in the amount of $312,000 and is actively pursuing collection of the judgment.

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

                                   June 30, 1995

   that the FDIC would permit Sunwest to release the collateral to West Coast.

   In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

   CAPITAL RESOURCES AND DIVIDENDS

   The following table sets forth the tier 1 and total risk-based capital and leverage ratios as of June 30, 1995 for the Company and Sunwest:

                                                  Tier 1  Total
                                                  Capital Capital   Leverage
                                                  Ratio   Ratio     Ratio
                                                 ---------------------------
   The Company                                    6.33%     8.27%     4.72%
   Sunwest                                        9.46     10.74      7.19
   Regulatory minimum                             4.00      8.00      4.00 (a)

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

   The Company had no material commitments for capital expenditures as of June 30, 1995.

                        WEST COAST BANCORP AND SUBSIDIARIES


                                   June 30, 1995

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


   WEST COAST BANCORP





           /s/John B. Joseph                           August 11, 1995
           -----------------------------------------   ----------------------
           John B. Joseph                              Date
           Chief Executive Officer





           /s/Frank E. Smith                           August 11, 1995
           -----------------------------------------   ----------------------
           Frank E. Smith                              Date
           Chief Financial Officer