Form 10-Q
period 1995-09-30
WEST COAST BANCORP /CA/
filed 1995-11-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the nine month period ended September 30, 1995

                                      or

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from N/A to N/A

FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 COMMISSION FILE NUMBER:0-10897


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

                                 YES  X     NO
                                    ---    ---

 Number of shares of common stock of the registrant outstanding as of October
                                   31, 1995:

                                   9,168,942









                  This document contains a total of 20 pages.

                      WEST COAST BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


(in thousands, except shares)                      September 30, December 31,
                                                          1995         1994
ASSETS                                              -------------------------
Cash and due from bank                               $  6,017      $  9,437
Interest-bearing deposits with
  financial institutions                                5,415         4,028
Investment securities held to maturity -
  approximate market value of $5,700 and
  $5,708 in 1995 and 1994, respectively                 5,669         5,868
Investment securities available-for-sale -
  approximate market value of $4,000 and
  $5,947 in 1995 and 1994, respectively                 4,000         5,947
Federal funds sold                                     17,300        10,200
Loans and direct lease financing held for sale              -            59
Loans                                                  77,758        86,569
Less allowance for possible credit losses              (3,610)       (4,649)
                                                     ------------------------
  Net loans                                            74,148        81,920
                                                     ------------------------
Real estate owned, net                                  2,967         4,352
Premises and equipment, net                             2,336         2,347
Net assets held for sale                                1,452         5,351
Other assets                                            1,266         1,401
                                                     ------------------------
                                                    $ 120,570     $ 130,910
LIABILITIES                                          ========================
Deposits:
  Demand, non-interest bearing                        $33,853       $36,027
  Savings, money market & interest
     bearing demand                                    40,674        38,815
  Time certificates under $100,000                     27,930        39,134
  Time certificates of $100,000 or more                 6,667         5,293
                                                     ------------------------
     Total deposits                                   109,124       119,269

Notes payable to affiliates                               854           720
Other borrowed funds                                      750           171
10% convertible subordinated debentures                 3,035         3,035
Other liabilities                                       1,291         1,512
                                                     ------------------------
     Total liabilities                                115,054       124,707

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000 shares
  authorized, 9,168,942 and 9,192,942 shares issued
  and outstanding in 1995 and 1994, respectively       30,176        30,200
Securities valuation allowance                              -            (3)
Accumulated deficit                                   (24,660)      (23,994)
                                                     ------------------------
     Total shareholders' equity                         5,516         6,203
                                                     ------------------------
                                                    $ 120,570     $ 130,910
                                                     ========================


         See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                      Nine Months Ended    Three Months Ended
(in thousands,                         September 30,           September 30,
 except per share data)              1995          1994      1995        1994
                                   ------------------------------------------
INTEREST INCOME
Loans, including fees               $  6,549  $ 12,181    $  2,180  $  2,620
Investment securities                    490       516         149        70
Deposits with bank                       251       110          89        31
Federal funds sold                       663       631         255       192
                                   ------------------------------------------
  Total interest income                7,953    13,438       2,673     2,913

INTEREST EXPENSE
Interest on deposits                   2,200     3,463         721       773
Other                                    487       382         278       119
                                   ------------------------------------------
  Total interest expense               2,687     3,845         999       892
                                   ------------------------------------------
     Net interest income               5,266     9,593       1,674     2,021

Provision for possible
  credit losses                          214     3,039         152       895
                                   ------------------------------------------
  Net interest income
     after provision for
     possible credit losses            5,052     6,554       1,522     1,126

Other operating income                   717     2,279         234       433
Other operating expenses               6,428    10,972       2,098     2,189
Loss on liquidation of WCV, Inc.           -       100           -         -
Loss on sale of Sacramento First           -     1,800           -         -
                                   ------------------------------------------
  Loss before income taxes              (659)   (4,039)       (342)     (630)

Income taxes                               7        13           -         -
                                   ------------------------------------------

  Net loss                          $   (666) $ (4,052)   $   (342) $   (630)
                                   ==========================================

Net loss per common share           $   (.07) $   (.44)   $   (.04) $   (.07)
                                   ==========================================

Weighted average number of common
  and shares outstanding               9,185     9,193       9,169     9,193
                                   ==========================================






          See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)




                                                           Retained
                               Common Stock    Securities  Earnings   Share-
                              -------------    Valuation   (Accum.    holders'
(in thousands)                 Shares Amount   Allowance   Deficit)   Equity
                              -----------------------------------------------

Balance at December 31, 1994 $ 9,193 $ 30,200   $ (3)   $ (23,994)  $  6,203
Net loss                           -        -      -         (666)      (666)
Change in securities
  valuation allowance              -        -      3            -          3
Reversal of shares
  previously issued to
  employee                       (24)     (24)     -            -        (24)
                               ----------------------------------------------
Balance at September 30, 1995$ 9,169 $ 30,176   $  -    $ (24,660)  $  5,516
                              ===============================================



































         See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                         Nine Months Ended
                                                             September 30,
(in thousands)                                            1995          1994
                                                     ------------------------
Cash flows from operating activities:
  Net loss                                            $  (666)     $  (4,052)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
  Depreciation and amortization                           486            670
  Provision for possible credit losses                    214          3,039
  Net change in receivables, payables
     and other assets                                     202          2,142
  Proceeds from sales of loans
     originated for sale                                1,996          5,072
  Loans originated for sale                            (1,863)        (4,139)
  Gain from sales of loan, net                           (126)        (1,045)
  Write-downs of real estate owned                        347            194
  Gain from sales of real estate owned, net              (110)          (260)
  Loss on discontinued businesses                           -          1,900
                                                    -------------------------
  Net cash provided by operating activities               480          3,521

Cash flows from investing activities:
  Proceeds from maturity of interest
     bearing balances                                   1,779          3,990
  Purchases of interest bearing balances               (3,166)        (3,231)
  Proceeds from maturity of investment securities       2,209          3,446
  Purchase of investment securities                         -        (12,647)
  Net decrease in loans                                 5,374         35,506
  Proceeds from sales of loans                              -          4,490
  Proceeds from sales of real estate owned              3,418          4,626
  Capital expenditures for real estate owned              (34)          (489)
  Purchase of premises and equipment                     (278)           (92)
  Proceeds from sales of premises and equipment           181             68
  Decrease in cash and cash equivalents
     from sale of Sacramento First                          -        (14,023)
                                                     ------------------------
  Net cash provided by investing activities             9,483         21,644



                                                                  (Continued)











         See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                       Nine Months Ended
                                                         September 30,
(in thousands)                                          1995          1994
                                                     ----------------------
Cash flows from financing activities:
  Net decrease in deposits                            (10,145)     (59,322)
  Proceeds from sale of Sacramento First                3,512            -
  Proceeds from sale of B&PB stock                        387            -
  Payments for notes payable to affiliates,
     subordinated debt and other borrowed funds          (334)        (576)
  Loan proceeds from affiliate                            297          150
                                                     ----------------------
     Net cash used in financing activities             (6,283)     (59,748)
                                                     ----------------------
Increase (decrease) in cash and cash equivalents        3,680      (34,583)

Beginning cash and cash equivalents                    23,637       55,795
                                                     ----------------------
Ending cash and cash equivalents                     $ 27,317     $ 21,212
                                                     ======================


Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                        $  2,695     $  4,016
     Income taxes                                           7          (98)

  Supplemental schedule of non-cash investing
     and financing activities:
  Transfer of loans to real estate owned             $  2,236     $  2,568
  Increase in premises & equipment and other borrowed
     funds to establish a capital lease                   378            -
  Reclassification of other liabilities to other
     borrowed funds                                       372            -
  Senior debt recorded in acquisition of
     real estate owned                                      -          987
  Loans made to purchasers of real estate owned             -          309
  Loan assumed by purchasers of real estate owned           -           94














         See accompanying notes to consolidated financial statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                 (Unaudited)





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

    The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three month periods ended September 30, 1995 and 1994 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

(4)  LOANS AND DIRECT LEASE FINANCING

    A summary of loans and direct lease financing follows:



                                                   September 30, December 31,
     (in thousands)                                    1995           1994
                                                    ------------------------
     Commercial                                    $ 29,469       $ 33,010
     Real estate - Mortgage                          44,932         49,236
     Installment                                      3,725          4,694
     Less unearned income, discounts and fees          (368)          (371)
                                                    ------------------------
     Loans and direct lease financing              $ 77,758       $ 86,569
                                                    ========================

                      WEST COAST BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                 (Unaudited)



(5)  OTHER OPERATING INCOME

     A summary of other operating income follows:

                                        Nine Months Ended  Three Months Ended
                                           September 30,       September 30,
     (in thousands)                        1995      1994      1995      1994
                                       --------------------------------------

     Depositor charges                  $  519   $   868    $  168    $  206
     Net gain from sales of loans          126     1,045        49       186
     Service charges, commissions
       and fees                             52       307        15        25
     Other income                           20        59         2        16
                                       --------------------------------------
                                        $  717   $ 2,279    $  234    $  433
                                       ======================================


(6)  OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:

                                        Nine Months Ended Three Months Ended
                                           September 30,       September 30,
     (in thousands)                        1995      1994      1995      1994
                                     ----------------------------------------
     Salaries and employee
       benefits                       $  3,048  $  5,248   $   960   $ 1,029
     Occupancy                             717     1,311       142       259
     Depreciation and
       amortization                        486       670       187       156
     Data processing                       294       496        94       113
     Regulatory fees
       and assessments                     279       555        87       112
     Professional services                 273       569        85        88
     Customer service                      256       278        88        91
     Net cost of operation of
       real estate owned                   187        72        20       (41)
     Loss from facility
       lease adjustment                    155         -       155         -
     Insurance                             108       196        36        51
     Stationery and supplies                88       123        32        29
     Printing and postage                   84       150        26        28
     Advertising and promotion              77       168        30        15
     Telephone and telefax                  53       125        13        26
     Delivery and courier                   34       146         9        15
     Collection                             28       489        28       126
     Miscellaneous                         261       376       106        92
                                     ----------------------------------------
                                      $  6,428  $ 10,972  $  2,098  $  2,189
                                     ========================================

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995




The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the nine and three month periods ended September 30, 1995 and 1994. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company posted losses of $666,000 or $.07 per share and $342,000 or $.04 per share during the nine and three months ended September 30, 1995, respectively, as compared with $4,052,000 or $.44 per share and $630,000 or $.07 per share during the same respective periods in 1994. The net losses narrowed in 1995 as losses from the nonperforming assets were reduced despite the continued weak economy and depressed real estate values.

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

Exclusive of Sacramento First's earnings, the Company's losses would have been $2,464,000 and $630,000 for the nine and three months ended September 30, 1994 as compared with the $666,000 and $342,000 losses for the same periods in 1995.

The Company had total assets, loans and deposits as follows (in thousands):


                     September 30,  December 31, September 30, December 31,
                          1995        1994           1994          1993
                    --------------------------------------------------------

Total assets          $ 120,570    $ 130,910      $ 141,619     $ 312,263
Loans                    77,758       86,628         97,065       223,343
Deposits                109,124      119,269        127,559       292,950

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995




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

NET INTEREST INCOME

Net interest income decreased $4.3 million or 45% from the first nine months of 1994 to the same period in 1995 because of the sale of Sacramento First and reduced loan volumes at Sunwest. The sale of Sacramento First resulted in a $3.2 million decrease in net interest income for the nine months ended September 30, 1995 versus 1994. Average loans at Sunwest decreased by $35 million or 30% from the first nine months of 1994 to the first nine months of 1995.

Average earning assets and average interest-bearing liabilities decreased primarily as a result of the sale of Sacramento First. Excluding Sacramento First from all periods, average earning assets would have decreased by $28 million and average interest-bearing liabilities would have decreased by $24 million for the nine month periods ended September 30, 1995 versus 1994, respectively.

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995





The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the nine and three month periods ended September 30, 1995 and 1994 (dollars in millions):



                                           Nine Months Ended September 30,
                                               1995                1994
                                          Average Yields/     Average Yields/
ASSETS                                    Balance Rates       Balance Rates
                                         ------------------------------------
Loans, net of unearned income,
  discounts and fees                      $  81.4    10.73%  $ 170.4    9.53%
Investment securities                        10.7     6.13      13.9    4.98
Federal funds sold                           15.1     5.83      23.5    3.59
Interest-bearing deposits
  with financial institutions                 5.1     6.59       3.8    3.79
                                         ------------------------------------
Total interest-earning assets               112.3     9.44     211.6    8.47

Allowance for possible credit losses         (4.3)              (5.5)
Cash and due from banks                       6.6               15.5
Other assets                                  8.8               16.0
                                         ------------------------------------
                                          $ 123.4            $ 237.6
                                         ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Time deposits                             $  38.7     5.58%  $  70.3    3.93%
Savings deposits                              5.6     1.97      10.3    2.18
Interest-bearing demand deposits             33.6     1.97      73.4    2.22
Other                                         4.1    15.80       5.0   10.16
                                         ------------------------------------
Total interest-bearing liabilities           82.0     4.37     159.0    3.22

Demand deposits                              33.8               66.3
Other liabilities                             1.6                2.7
Shareholders' equity                          6.0                9.6
                                         ------------------------------------
                                          $ 123.4            $ 237.6
                                         ====================================
Net interest margin                                   5.08%             5.24%
Net yield on interest-earning assets                  6.25              6.04




                                                                (Continued)

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995





                                           Three Months Ended September 30,
                                               1995                1994
                                          Average  Yields/    Average  Yields/
                                          Balance  Rates      Balance  Rates
ASSETS                                   ------------------------------------

Loans, net of unearned income,
  discounts and fees                     $  77.6   11.23%    $ 103.6   10.12%
Investment securities                        9.7    6.12         5.7    4.94
Federal funds sold                          17.6    5.81        17.2    4.46
Interest-bearing deposits
  with financial institutions                5.3    6.74         2.8    4.36
                                         ------------------------------------
Total interest-earning assets              110.2    9.70       129.3    9.01

Allowance for possible credit losses        (3.5)               (4.7)
Cash and due from banks                      6.6                 7.7
Other assets                                 8.7                16.1
                                         ------------------------------------
                                         $ 122.0             $ 148.4
                                         ====================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                            $  35.8    5.77%    $  52.9    4.21%
Savings deposits                             5.1    2.03         6.6    1.93
Interest-bearing demand deposits            35.9    1.99        36.1    2.05
Other                                        4.3   25.65         4.8    9.98
                                         ------------------------------------
Total interest-bearing liabilities          81.1    4.92       100.4    3.55

Demand deposits                             33.5                38.1
Other liabilities                            1.5                 2.0
Shareholders' equity                         5.8                 7.9
                                         ------------------------------------
                                         $ 122.0             $ 148.4
                                         ====================================
Net interest margin                                 4.78%               5.46%
Net yield on interest-earning assets                6.08                6.25

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995




The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1995 versus 1994 periods are summarized as follows (in thousands):


          Nine Months Ended September 30,    Three Months Ended September 30,
          ------------------------------     --------------------------------
           Asset/      Interest               Asset/     Interest
Changes    Liability   Rate                   Liability  Rate
  in       Changes     Changes   Total        Changes    Changes   Total
          ------------------------------     --------------------------------
Interest
  income $ (7,376)    $ 1,891  $ (5,485)     $  (608)    $ 368    $ (240)
Interest
  expense  (1,921)        763    (1,158)        (232)      339       107
           ------------------------------------------------------------------
Net interest
  income $ (5,455)    $ 1,128  $ (4,327)     $  (376)    $  29    $ (347)
           ==================================================================


The declines in net interest income resulted primarily from the sale of Sacramento First and volume declines in average earning assets offset partially by general market rate increases.

Loans on which the accrual of interest had been discontinued at September 30, 1995 and 1994 amounted to $2,965,000 and $5,931,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $126,000 and $166,000 in the third quarter of 1995 and 1994, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 46 and 51 basis points during the third quarter of 1995 and 1994, respectively.

For the nine months ended September 30, 1995 versus 1994 the yield on earning assets increased from 8.47% to 9.44%. This increase was primarily a result of general increases in market rates including the 300 basis point prime rate increase from March 1994 to March 1995. Yields have stabilized during the third quarter of 1995 and are expected to remain stable or decrease with general market rate decreases. The rate on interest-bearing liabilities increased by 115 basis points from the first nine months of 1994 to the first nine months of 1995 as time deposits have matured and re-repriced at the higher current market rate. This trend is not expected to continue as a result of recent market rate declines and most term deposits already having repriced near current rates. The rate on other interest-bearing liabilities increased significantly during the third quarter of 1995 because of year-to-date adjustments for a facility lease that was reclassified from an operating lease to a capital lease and the recognition of past interest on a note payable entered into during the third quarter for settlement of a judgment with a former officer. The rate on other interest-bearing liabilities is expected to be approximately 14% during the fourth quarter of 1995.

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995



NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):


                                   Nine Months Ended   Three Months Ended
                                      September 30,       September 30,
                                     1995      1994      1995       1994
                                   ----------------------------------------
Allowance for possible
  credit losses balance
  at beginning of period         $  4,649  $  5,557   $ 3,395   $  4,446

Charge-offs                        (2,074)   (3,562)      (94)      (797)
Recoveries                            821       431       157         78
                                   ----------------------------------------
Net charge-offs                    (1,253)   (3,131)       63       (719)

Provision for possible
  credit losses                       214     3,039       152        895
Transfer to assets held for sale        -      (843)        -          -
                                   ----------------------------------------
Allowance for possible credit
 losses balance at end of period $  3,610  $  4,622   $ 3,610   $  4,622
                                   ========================================


A summary of net (charge-offs) recoveries follows (in thousands):


                                   Nine Months Ended    Three Months Ended
                                     September 30,         September 30,
                                     1995      1994       1995       1994
                                   ----------------------------------------
West Coast                       $      -  $     67   $     -    $     -
Sacramento First                        -      (746)        -          -
Sunwest                            (1,253)   (2,452)       63       (719)
                                   ----------------------------------------
                                 $ (1,253) $ (3,131)  $    63    $  (719)
                                   ========================================


The provision for possible credit losses was lower during the nine and three months ended September 30, 1995 than in the same respective periods in 1994, reflecting the reduced charge-offs, lower levels of nonperforming loans and the sale of Sacramento First. Sunwest's net charge-offs and provision decreased by $1,199,000 and $2,362,000 respectively during the nine months ended September 30, 1995 versus 1994.

Management believes that the allowance for possible credit losses at September 30, 1995 of $3,610,000 or 4.64% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995



A summary of nonperforming assets follows (dollars in thousands):


                       September 30, December 31, September 30,  December 31,
                              1995          1994       1994         1993
                        ---------------------------------------------------
Nonaccrual loans          $  2,965      $  5,414   $  5,931       $ 10,744
Loans 90 days past due
  and still accruing            54            76         48            353
                        ---------------------------------------------------
Nonperforming loans          3,019         5,490      5,979         11,097
Real estate owned            2,967         4,352      4,857          7,738
                        ---------------------------------------------------
Nonperforming assets      $  5,986      $  9,842   $ 10,836       $ 18,835
                        ===================================================
Nonperforming loans/
 Total loans                  3.88%         6.34%      6.16%          5.04%
Nonperforming assets/
 Total assets                 4.96          7.52       7.65           6.03
                        ===================================================


Nonperforming assets have decreased from $18.8 million at December 31, 1993 to $6.0 million at September 30, 1995. The sale of Sacramento First accounted for $1,211,000 of the nonperforming loan decrease and $3,173,000 of the nonperforming asset decrease from December 31, 1993 to September 30, 1994. While the levels of nonperforming assets as a percentage of assets have improved during 1995, they remain at high levels. This was primarily caused by the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience moderately high levels of nonperforming assets, charge-offs and provisions for possible credit losses.

Restructured loans which were performing substantially in accordance with their modified terms totaled $3,253,000 at September 30, 1995. Restructured loans totaling $1,672,000 were on nonaccrual status at September 30, 1995.

OTHER OPERATING INCOME

Other operating income decreased by $1,562,000 and $199,000 for the nine and three months ended September 30, 1995 as compared with the same periods in 1994. See notes (1) and (5) of the notes to consolidated financial statements. Exclusive of Sacramento First, other operating income decreased $1,025,000 for the nine months ended September 30, 1995 versus 1994. This was primarily caused by Sunwest recording a $536,000 gain on the sale of its non-guaranteed portion of SBA loans during the second quarter of 1994. Sunwest has elected not to sell the non-guaranteed portion of SBA loans in 1995. The remaining year-to-date decrease was caused by lower deposit balances and lower SBA activity at Sunwest.

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995



OTHER OPERATING EXPENSES

Other operating expenses have decreased $4,544,000 and $91,000 from the nine and three months ended September 30, 1994 to the same periods in 1995. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                      Nine Months Ended   Three Months Ended
                                         September 30,       September 30,
                                         1995      1994      1995      1994
                                      --------------------------------------
Other operating expenses              $ 6,428  $ 10,972  $ 2,098   $ 2,189
Other operating expenses
  (annualized)/average assets            6.95%     6.16%    6.88%     5.90%
Other operating expenses/interest
  and other operating income             74.1%     69.8%    72.2%     65.4%
                                      ======================================

Salaries decreased $2,200,000 and $69,000 for the nine and three months ended September 30, 1995 versus the same periods in 1994. Salaries decreased at Sunwest by $723,000 for the nine month period as a result of the 28% staff reduction during the second quarter of 1994. Salaries decreased $1,412,000 as a result of selling Sacramento First. Occupancy for the first nine months decreased by $594,000; $322,000 was a result of selling Sacramento First and the remaining difference was primarily from renegotiating various leases at Sunwest. Collection expenses decreased by $461,000 of which $417,000 occurred at Sunwest. Sunwest's decrease was a result of significant cost control efforts and a $195,000 recovery of previously charged expenses. All other noninterest expenses decreased $1,289,000 for the nine months ended September 30, 1995 versus 1994 primarily from the sale of Sacramento First.

INCOME TAXES

The  Company  did not record any significant income tax expense  or  benefit
during  the  nine  or three months ended September 30,  1995  or  1994.   No
significant income tax expense is expected during 1995.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiaries are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale and Federal funds sold divided by total assets) was 23% at September 30, 1995 and December 31, 1994. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995


THE PARENT COMPANY

West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by the C&D and the state order without the prior consent of the regulatory agencies.

During the first nine months of 1995 West Coast did not receive any management fees or dividends from its subsidiaries. West Coast does not expect to receive management fees or dividends from its subsidiaries throughout 1995.

West Coast received $3.5 million of cash, net of selling expenses, from the sale of Sacramento First. West Coast immediately transferred $3.4 million into Sunwest as a repayment of previously paid management fees. On March 23, 1995, West Coast sold 50,000 shares of B&PB stock. Of the total proceeds of $387,000, $200,000 was infused as capital in Sunwest on March 30, 1995 and $100,000 was infused during May 1995. Sales of other property resulted in $161,000 of cash receipts in July 1995. An additional sale is forecasted to provide $50,000 during the remainder of 1995.

On July 11, 1995 WCV, Inc. applied to the California Underground Storage Tank Cleanup Fund ("USTF") for a $680,000 reimbursement of certain costs incurred to remediate a property. In early November 1995 the USTF informed WCV, Inc. that approximately $475,000 will be reimbursed to WCV, Inc. during the fourth quarter of 1995. Approximately $10,000 was deemed ineligible with the remaining $195,000 subject to further review. Upon receipt of payment, reimbursements will be recorded as a reversal of the previously expensed loss on liquidation of WCV, Inc. The eventual resolution of the pending claim is dependent on further review of the claim and balances in the state cleanup fund available for disbursement. No estimate of the amount or timing of reimbursements can be made at this time.

West Coast anticipates cash expenditures during the remainder of 1995 to consist of debt service payments, advances to WCV, Inc. and other operating expenses. West Coast's projected debt service includes a quarterly interest payment on the 10% subordinated debentures of $76,000. A portion of the notes payable to affiliates are currently secured by, and scheduled to be repaid by sales proceeds totaling $50,000 from the other property sales mentioned above. Advances to WCV, Inc. are forecasted at $250,000 primarily for restoration of the real estate owned. West Coast anticipates that other operating expenses, will be approximately $90,000 during the remainder of 1995, of which $50,000 relates to salaries and directors' fees that are currently being deferred. An agreement for payment of judgment was entered in favor of a former officer totaling $388,000 and due on April 12, 1996. The agreement required, among other things, West Coast to place nine shares (9%) of Sunwest stock in escrow to secure payment of said judgment and that one third of any amount refunded by the USTF be paid to the former officer as partial settlement of this judgment.

A cash shortfall is anticipated unless additional cash can be raised. West Coast may elect to raise additional cash by limiting repayments of the affiliate debt or interest payments on the subordinated debt, and/or incurring additional debt. West Coast may not incur debt without the approval of the Federal Reserve Board. West Coast is considering selling additional shares of

                      WEST COAST BANCORP AND SUBSIDIARIES
               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995


B&PB stock, however pursuant to agreement with B&PB, West Coast can sell no additional shares of B&PB without B&PB's consent until January 20, 1996. Even if B&PB was to consent to sale of some additional shares, proceeds of such sale would become security for West Coast's guarantee of Sunwest's capital plan as all shares of B&PB stock and proceeds thereof are pledged to Sunwest to secure such obligation. No assurances can be given that the FDIC would permit Sunwest to release the collateral to West Coast.

In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

CAPITAL RESOURCES AND DIVIDENDS

The following table sets forth the tier 1 and total risk-based capital and leverage ratios as of September 30, 1995 for the Company and Sunwest:


                                          Tier 1     Total
                                          Capital    Capital   Leverage
                                          Ratio      Ratio     Ratio
                                         --------------------------------
The Company                                 6.13%     8.14%     4.50%
Sunwest                                     9.63     10.92      7.00
Regulatory minimum                          4.00      8.00      4.00  (a)


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

Management believes Sunwest is now in compliance with the regulatory agreements and orders as set forth in the capital plan Sunwest submitted to the FDIC, pursuant to the prompt corrective action provisions of the FDIC Improvement Act, which is guaranteed by West Coast. The amount of such guaranty is limited to the lesser of (i) 5% of Sunwest's total assets at Sep tember 30, 1993, the date the FDIC deemed Sunwest to have notice that it was undercapitalized or (ii) the amount which is necessary to bring Sunwest into compliance with all applicable capital standards at the time Sunwest fails to comply with the capital restoration plan.

The Company had no material commitments for capital expenditures as of September 30, 1995.

                      WEST COAST BANCORP AND SUBSIDIARIES
                              September 30, 1995

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



WEST COAST BANCORP






        /s/John B. Joseph                           November 13, 1995
        -----------------------------------------   ----------------------
        John B. Joseph                              Date
        Chief Executive Officer





        /s/Frank E. Smith                           November 13, 1995
        -----------------------------------------   ----------------------
        Frank E. Smith                              Date
        Chief Financial Officer