Form 10-K
period 1995-12-31
WEST COAST BANCORP /CA/
filed 1996-04-01
CIK 352187

WEST COAST BANCORP
Form 10-K for the year ended December 31, 1995



                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995
                                      or

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

      Registrant's telephone number, including area code: (714)442-9330
       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

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

As of February 28, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,843,000 based upon the last sale price on such date.

Number of shares of Common Stock of the registrant outstanding as of February 28, 1996:
                                  9,168,942

                     Documents Incorporated by Reference

Part III of this Form 10-K is incorporated by reference from registrant's definitive proxy statement for the 1996 annual meeting of shareholders which will be filed within 120 days of the fiscal year ended December 31, 1995.



                       This is page 1 of 182 pages.
West Coast Bancorp
From 10-K for the year ended December 31, 1995

                              TABLE OF CONTENTS




PART I                                                                 Page

 Item 1     Business                                                      3
               General                                                    3
               The Bank                                                   4
               Non-Bank Subsidiaries                                      5
               Competition                                                6
               Effect of Governmental Policies and
                 Recent Legislation                                       6
               Supervision and Regulation                                15
               Potential and Existing Enforcement Actions                18
               Employees                                                 20
               Selected Statistical Information                          21
 Item 2     Properties                                                   29
 Item 3     Legal Proceedings                                            29
 Item 4     Submission of Matters to a Vote of Security Holders          30
 Item 4.(A) Executive officers of the registrant                         30


PART II

 Item 5     Market for Common Equity and Related Shareholder Matters     31
 Item 6     Selected Consolidated Financial Information                  32
 Item 7     Management's Discussion and Analysis                         33
 Item 8     Financial Statements and Supplementary Data                  46
 Item 9     Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                       47


PART III

 Item 10    Directors and Executive Officers of the Registrant           47
 Item 11    Executive Compensation                                       47
 Item 12    Security Ownership of Certain Beneficial
               Owners and Management                                     47
 Item 13    Certain Relationships and Related Transactions               47


PART IV

 Item 14    Exhibits and Reports on Form 8-K                             48
















                       This is page 2 of 182 pages.
West Coast Bancorp
From 10-K for the year ended December 31, 1995

                                    PART I

ITEM 1. BUSINESS

GENERAL

       West   Coast  Bancorp  (separately,  "West  Coast"  and,  with   its
subsidiaries on a consolidated basis, the "Company") is a California corporation organized in February 1981 and is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHC Act"). West Coast's principal operating subsidiary is its wholly-owned subsidiary, Sunwest Bank ("Sunwest"). On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,080,000. On consummation of the stock sale contemplated by the agreement, West Coast and Western will own approximately 57% and 43% of Sunwest, respectively. West Coast will record a loss of approximately $400,000 on the sale of the 35 shares of Sunwest stock during the first quarter of 1996. The new 15 shares of Sunwest stock will result in approximately a $100,000 charge to paid-in-capital at West Coast with an offsetting amount for minority interest. This will occur because the selling price of Sunwest stock is $72,000 per share versus a book value of outstanding shares at December 31, 1995 of $83,500 per share. The actual loss on sale will depend on the book value per share of Sunwest Bank at the time of closing. The stock sales are subject to Western obtaining various regulatory approvals.
      West Coast entered into an agreement on June 22, 1994 to sell its 93% ownership of Sacramento First National Bank ("Sacramento First") to Business & Professional Bank ("B&PB"). On January 20, 1995 the sale closed and West Coast received $3.6 million of cash and 243,500 shares or 14.5% of B&PB common shares outstanding. The B&PB stock is included in assets held for sale. See "ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -
Note  1  of  the  notes  to  the  consolidated  financial  statements"  for accounting treatment of the sale. Sunwest and Sacramento First are sometimes collectively referred to herein as "the Banks."
      West Coast entered into an agreement with Western on February 29, 1996, which is currently being amended, whereby Western will acquire all of the remaining 213,384 shares of B&PB common stock at $8.81 per share. The sale is to be completed in three phases. Phase one occurred on March 8, 1996 and resulted in proceeds of approximately $407,000. Phase two is for 93,007 shares and is to occur by May 28, 1996. Phase three is for 74,178 shares and is to occur by November 15, 1996. Phase two and three are subject to Western being able to come to an agreement with B&PB regarding certain restrictions imposed by B&PB regarding subsequent sale and voting of the shares. Phase three is also subject to Western obtaining certain regulatory approvals. The principals of Western have agreed to lend West Coast on a non-recourse basis approximately $819,000. The loan will be secured by 12 shares of Sunwest stock. The loan will be due upon the earlier of the sale of Phase II shares, the sale of the shares of the Sunwest common stock to Western or March 31, 1997.
      If the sale of Sunwest stock does not occur as planned, West Coast will seek to renegotiate and extend its debt to affiliates, including the $1.8 million of debentures held by insiders and their affiliates. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan to be made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations.



                       This is page 3 of 182 pages.
West Coast Bancorp
From 10-K for the year ended December 31, 1995

      West Coast also currently has six other direct and indirect wholly-owned subsidiaries which are either in the process of liquidation or inactive - West Coast Realty Finance ("West Coast Realty"), North Orange County Bancorp ("North Orange"), which acts as a holding company for WCV, Inc. and Chancellor Financial Services, Inc. ("Chancellor"), Sunwest Leasing Corp. ("Sunwest Leasing"), a wholly-owned subsidiary of Sunwest, and Centennial Beneficial Loan Company ("Centennial Loan") (See nonbank subsidiaries below).
      The assets of Sunwest and WCV, Inc. carried on the books of the Company at December 31, 1995 and the net income reported in the financial statements of the Company as of and for the year ended December 31, 1995 are as follows:

                                                            Net
(dollars in thousands)                           Assets     Earnings
                                              -----------------------
Sunwest and its subsidiary                    $112,066     $3,296
Gain on liquidation of WCV, Inc.                     -        629
                                              -----------------------
      The Company had net losses of $339,000 or $.04 per share in 1995, $5,205,000 or $.57 per share in 1994 and $12,107,000 or $1.32 per share in
1993.
     West Coast and Sunwest are subject to regulatory agreements and orders with the bank regulatory authorities. See "ITEM 1. SUPERVISION AND REGULATION - West Coast" and "Sunwest Bank" and "ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 21 - REGULATORY MATTERS."
       West Coast's liquidity is limited. In the event the above transactions are not completed as contemplated, West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See "ITEM 1. BUSINESS - SUPERVISION AND REGULATION -- AND POTENTIAL AND EXISTING ENFORCEMENT ACTIONS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS."
      In 1995, Sunwest retroactively removed the carrying value of certain assets by a $557,000 charge to retained earnings. The assets were adjusted to fair value in 1985 as a result of West Coast's purchase of Sunwest. The underlying assets for which this fair value adjustment was recorded were either sold in previous years or were no longer considered to have any remaining economic value at December 31, 1992. The effects of such restatement on operations for the years ended December 31, 1994 and 1993 has not been reflected as the amounts would not be material to those years.

THE BANK
Sunwest Bank
      Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank founded in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 1995, Sunwest had total consolidated assets of $112,066,000, total consolidated loans and leases of $79,000,000 and total consolidated deposits of $102,880,000. For the year ended December 31, 1995, Sunwest had net income of $3,296,000, however $3,400,000 represented nonrecurring revenue from the parent.
      Sunwest presently has three banking offices within Orange County, California. The main office is located in Tustin at 535 East First Street. Sunwest's two branch offices are located at 4770 Campus Drive, Newport
Beach and 501 South Main Street, Orange. During March 1996, Sunwest converted a banking office at 600 Santa Ana Boulevard, Santa Ana to an operations facility.
                       This is page 4 of 182 pages.
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Banking Services
       Through its network of banking offices, Sunwest emphasizes personalized service combined with services primarily directed to small and medium-sized businesses and professionals. Although Sunwest focuses its marketing of services to businesses and professionals, a wide range of consumer banking services are made available to its customers.
      Sunwest offers a wide range of deposit instruments. These include personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal ("NOW") accounts, Super NOW accounts and money market accounts, time deposits and individual retirement accounts.
      Sunwest also engages in the full complement of lending activities, including commercial, consumer installment and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include secured short-term mini-permanent real estate loans and construction loans. Sunwest originates loans that are guaranteed under the Small Business Investments Act and periodically sold the guaranteed and unguaranteed portion of such loans in the secondary market.
      Sunwest also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include extended weekday banking, drive-up and walk-up facilities, merchant windows, traveler's checks, safe deposit, Mastercard and Visa merchant deposit services, and computer accounting services, which include payroll and escrow accounting services. Sunwest currently does not operate a trust department.

NON-BANK SUBSIDIARIES
West Coast Realty Finance
      West Coast Realty, a California corporation organized in March 1981, is licensed as a real estate broker and operated as a mortgage banker. West Coast Realty does not have any assets, revenues and earnings for the periods presented.

North Orange County Bancorp
      North Orange, a wholly-owned subsidiary of West Coast, acts solely as a holding company for WCV, Inc. and Chancellor. North Orange does not have assets, revenues or earnings that are material to the Company other than its investment in WCV, Inc.

WCV, Inc.
      WCV, Inc., formerly Heritage Thrift and Loan Association, was organized in June 1981 and commenced business in March 1982 as a licensed California thrift and loan company. During 1992, the Company began liquidating the assets of WCV, Inc. As of March 9, 1993, WCV, Inc. had no remaining deposits and it surrendered its license to act as a California thrift and loan company during March 1993. WCV, Inc.'s assets are now substantially liquidated and its operations are limited to the restoration and sale of its one remaining property. See "ITEM 3 - LEGAL PROCEEDINGS."

Chancellor Financial Services, Inc.
      Chancellor was organized in June 1981 and commenced business in March 1982 as a licensed California personal property broker. Chancellor is inactive and has no assets, revenues and earnings for the periods presented.

Centennial Beneficial Loan Company
      Centennial Loan was organized in March 1981 and engaged in limited loan servicing activities. Centennial Loan is inactive and its assets, revenues and earnings are not material to the Company.
                       This is page 5 of 182 pages.
West Coast Bancorp
From 10-K for the year ended December 31, 1995

COMPETITION

     The banking and financial services business in California generally, and in Sunwest's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Sunwest competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than Sunwest. In order to compete with the other financial services providers, Sunwest principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where Sunwest is unable to accommodate a customer's needs, Sunwest will arrange for those services to be provided by its correspondents.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by Sunwest on its deposits and its other borrowings and the interest rate received by Sunwest on loans extended to its customers and securities held in Sunwest's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of Sunwest. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.
     The  commercial  banking  business is not  only  affected  by  general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the
California legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be
                        This is page 6 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS
- - SUPERVISION AND REGULATION."

Capital Standards
     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.
      A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which includes off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.
      In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Sunwest has been required by the FDIC to maintain a leverage ratio of 6.5%.
     In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on
                        This is page 7 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.
     In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.
     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, established certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.
     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109." The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or
(ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations. The Company does not have any deferred tax asset at December 31, 1995.
     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.
     The following table presents the amounts of regulatory capital and the capital ratios for Sunwest Bank, compared to its minimum regulatory capital requirements as of December 31, 1995.




                                  December 31, 1995
                                                   Minimum
                                  Actual           Capital
(In thousands)              Amount      Ratio    Requirement

Leverage ratio              $8,327      7.30%        4.0%
Tier 1 risk-based ratio     $8,327       9.57        4.0
Total risk-based ratio      $9,449      10.86        8.0




                        This is page 8 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Prompt Corrective Action and Other Enforcement Mechanisms
     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                       "Adequately capitalized"
Total risk-based capital of 10%;         Total risk-based capital of 8%;
Tier 1 risk-based capital of 6% and;     Tier 1 risk-based capital of 4%;
Leverage ratio of 5%.                    and Leverage ratio of 4% (3%
                                         if the institution receives the
                                         highest rating from its
                                         primary regulator)

"Undercapitalized"                       "Significantly undercapitalized"
Total risk-based capital less than 8%;   Total risk-based capital
Tier 1 risk-based capital less than 4%;  less than 6%;
or Leverage ratio less than 4% (3% if    Tier 1 risk-based capital
the institution receives the highest     less than 3%; or
rating from its primary regulator)       Leverage ratio less than 3%.

"Critically undercapitalized"
Tangible equity to total assets less than 2%.


     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more
restrictions.   The federal banking agencies, however,  may  not  treat  an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.
       The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately
                        This is page 9 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.
     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.
     Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.
     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of
                       This is page 10 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Standards
     In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.
     In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.
     Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

Premiums for Deposit Insurance
     Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.
     The FDIC implemented a final risk-based assessment system effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long
                       This is page 11 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  as the BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.
     Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

           Assessment Rates Effective January 1, 1996

     Group A                 Group B Group C

     Well Capitalized             0*      3      17
     Adequately Capitalized       3      10      24
     Undercapitalized            10      24      27

     *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

     A  number  of  proposals have recently been introduced in Congress  to
address  the  disparity in bank and thrift deposit insurance premiums.   On
September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all Savings Association Insurance Fund ("SAIF") member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the
responsibility   for  FICO  interest  payments  across   all   FDIC-insured
institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-
debt   reserve   deduction  for  savings  associations,  although   savings
associations  would  not  be  required  to  recapture  into  income   their
accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking
agencies.   The legislation would also provide that any savings association that would
                       This is page 12 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.
     On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.
     The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks"; (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.
     In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

Interstate Banking and Branching
     In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHC Act to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.
     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction. This is page 13 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

      In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

Community Reinvestment Act and Fair Lending Developments
     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated the Bank "satisfactory" in complying with its CRA obligations.
     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Current Accounting Pronouncements
      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of this statement will not have a material impact on the Company's operations.
      In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights", an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are to be stratified
                       This is page 14 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS 122 will not have a material impact on the Company's operations.
      In November 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires proforma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provision of SFAS 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995 however disclosure of the proforma net earnings and earning per share, as if the fair value method of accounting of stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company will continue to account for stock-based compensation under APB Opinion 25 and, as a result, SFAS 123 will not have a material impact on the Company's operations.

SUPERVISION AND REGULATION
     Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

West Coast
     West Coast, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). West Coast is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of West Coast and its subsidiaries.
     The Federal Reserve Board may require that West Coast terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, West Coast must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.
                       This is page 15 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
     West Coast is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of West Coast and another bank holding company.
     West Coast is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, West Coast, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.
     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.
     West  Coast  is  also  a bank holding company within  the  meaning  of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.
     Finally, West Coast is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.
                       This is page 16 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Sunwest Bank
     Sunwest,  as a California state chartered bank, is subject to  primary
supervision,   periodic  examination  and  regulation  by  the   California
Superintendent of Banks ("Superintendent") and the FDIC. If, as a result of an examination of Sunwest, the FDIC should determine that the financial
condition,   capital   resources,  asset   quality,   earnings   prospects,
management,  liquidity  or  other  aspects  of  Sunwest's  operations   are
unsatisfactory or that Sunwest or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Sunwest, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate Sunwest's deposit insurance, which for a California state-chartered bank would result in a revocation of the Sunwest's charter. The Superintendent has many of the same remedial powers.
     The deposits of Sunwest are insured by the FDIC in the manner and to the extent provided by law. For this protection, Sunwest pays a semiannual statutory assessment. SEE "ITEM 1. BUSINESS - EFFECT OF GOVERNMENT POLICES AND RECENT LEGISLATION - Premiums for Deposit Insurance." Although Sunwest is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.
     Various  requirements and restrictions under the laws of the State  of
California  and the United States affect the operations of Sunwest.   State
and federal statutes and regulations relate to many aspects of the Sunwest's operations, including reserves against deposits, interest rates
payable   on   deposits,  loans,  investments,  mergers  and  acquisitions,
borrowings,   dividends,   locations  of   branch   offices   and   capital
requirements. Further, Sunwest is required to maintain certain levels of capital. See "ITEM 1. BUSINESS- POTENTIAL AND EXISTING ENFORCEMENT ACTIONS-Sunwest's Regulatory Orders."

Restrictions on Transfers of Funds to West Coast by Sunwest
     West Coast is a legal entity separate and distinct from Sunwest. West Coast's ability to pay cash dividends is limited by state law.
     There are statutory and regulatory limitations on the amount of dividends which may be paid to West Coast by Sunwest. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the Bank, the net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year.
      The FDIC also has authority to prohibit Sunwest from engaging in activities that, in the FDIC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of Sunwest and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Sunwest or West Coast may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. Further, Sunwest is subject to regulatory orders which require it to maintain specified levels of capital and prohibit it from paying any cash dividends to West Coast. See "ITEM 1. BUSINESS - EFFECT OF GOVERNMENT POLICY AND RECENT
                       This is page 17 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  LEGISLATION - Capital Standards and - POTENTIAL AND EXISTING ENFORCEMENT ACTIONS - Sunwest's Regulatory Orders and West Coast's Regulatory Agreement" for a discussion of these additional restrictions on capital distributions.
      At present, substantially all of West Coast's revenues, including funds available for the payment of other operating expenses, are currently, and will for the foreseeable future continue to be, proceeds from the liquidation of the non-bank subsidiaries and sale of Sunwest and B&PB stock. At December 31, 1995, Sunwest is unable to pay a dividend without regulatory approval. West Coast is also restricted from charging and collecting management fees from Sunwest per its agreement with the Federal Reserve Board.
     Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, West Coast or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate is limited to 10% of Sunwest's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank.

POTENTIAL AND EXISTING ENFORCEMENT ACTIONS

     Commercial banking organizations, such as Sunwest, and its institution-affiliated parties, which include West Coast, may be subject to potential enforcement actions by Federal and state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil monetary penalties, the issuance of a directive to increase capital, the issuance of an order of removal or prohibition against institution-affiliated parties and the imposition of restrictions or sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for regulatory action against the holding company.

West Coast's Regulatory Agreement
     Based upon its examination of West Coast as of September 30, 1993, the FRB and West Coast entered into a Written Agreement that is dated April 11, 1994 (the "Agreement"). The Agreement requires West Coast to: (a) refrain from paying any dividends without the prior written approval of the FRB;
(b) refrain from incurring any debt, without the prior written approval of the FRB; (c) within 90 days of the Agreement, submit to the FRB a written plan to service its current debt without incurring additional debt or without reliance on fees or payments from the Banks; (d) refrain from making any cash expenditure in excess of $25,000, individually or in the aggregate, to any individual or entities, without the prior written consent of the FRB; (e) within 30 days of the Agreement, submit to the FRB a written policy addressing intercorporate management fees, service fees and other payments assessed or paid by the Banks; (f) refrain from assessing or collecting any management or service fee from the Banks without the prior written approval of the FRB; (g) within 10 days of the Agreement, identify an outside director who shall submit a report to the FRB, within 60 days of the
                       This is page 18 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  Agreement, that fully documents all management and service fees that have been paid by the Banks since January 1, 1992 including a justification of such services provided by West Coast to, or on behalf of the Banks, and explain how they are consistent with all applicable policies of West Coast;
(h) refrain from, directly or indirectly, entering into or engaging in any financial transaction with the Banks or any of its other affiliates in any one month in excess of $25,000, without the prior written approval of the FRB; (i) refrain from entering into, or participating in any manner, in any financial transaction with any of West Coast's or the Banks' institution affiliated parties or their related interests ("insiders") in excess of $25,000 without the prior written consent of the FRB; (j) within 90 days of the Agreement, submit to the FRB a written statement concerning the steps that the Board of Directors proposes to take to improve the condition of the Company and the Banks; (k) refrain from, directly or indirectly, increasing the salaries or fees of, or pay any bonus to, or make any other payment to, any insiders of the Company or the Banks; (l) notify the FRB at least 30 days before adding or replacing any director or senior executive officer of West Coast; and (m) within 45 days of the end of each calendar quarter following the date of the Agreement, provide various progress reports to the FRB.
     Based upon its examination of West Coast as of September 30, 1995, the FRB concluded that West Coast was in substantial compliance with the Agreement.

Sunwest's Regulatory Orders
Based upon an examination of Sunwest as of August 23, 1991, the FDIC issued an Order to Cease and Desist against Sunwest (the "C&D Order") which became effective on April 27, 1992. The C&D Order requires Sunwest to: (a) have management with qualifications and experience commensurate with his or her duties at the Bank which should include (i) a chief executive officer with proven ability in managing a financial institution and experience in upgrading low quality assets and (ii) a senior lending officer with an appropriate level of lending, collection and loan supervision experience for the type and quality of Sunwest's loans; (b) increase its Tier 1 capital to not less than $17.3 million on or before July 26, 1992 and to not less than $18.3 million on or before December 31, 1992; (c) achieve a Tier 1 capital ratio of at least 6.5% on or before July 26, 1992 and thereafter maintain that ratio; (d) develop and adopt a plan to meet the FDIC's minimum risk-based capital requirements; (e) eliminate from its books certain criticized assets and reduce other criticized assets to specified levels at various dates until April 26, 1993; (f) not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit that has been charged off or classified, in whole or in part, "loss" or "doubtful" and is uncollected; (g) develop or revise, adopt and implement several policies including (i) written lending and collection policies, (ii) a written liquidity and funds management policy, (iii) a comprehensive policy for determining the adequacy of the reserve for loan losses and (iv) a policy regarding internal routine and control procedures; (h) establish and thereafter maintain adequate reserves for loan losses; (I) develop and adopt a plan to control overhead and other expenses; (j) eliminate and/or correct all violations of law identified by the FDIC in its examination as of August 23, 1991 and take all necessary steps to ensure future compliance with all applicable laws and regulations; (k) refrain from paying cash dividends without prior written consent of the FDIC and the Superintendent; (l) refrain from increasing the amount of brokered deposits above the amount outstanding at April 27, 1992 and submit to the FDIC and Superintendent a written plan for eliminating Sunwest's reliance on brokered deposits; (m) file Consolidated Reports of Condition and Income, and all necessary amendments thereto, that accurately reflect the financial condition of Sunwest as of the end of each fiscal quarter on and after March 31, 1991; and (n) furnish quarterly written progress reports to the FDIC and the Superintendent detailing the form and manner of actions taken to secure compliance with the C&D Order.
                        This is page 19 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

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

Response To Administrative Actions
       Management of West Coast and Sunwest have taken actions and implemented programs to comply with the requirements of the agreements or orders applicable to their respective institutions.
     Based upon its examination of West Coast as of September 30, 1995, the FRB concluded that West Coast was in substantial compliance with the Agreement.
      In their most recent examinations of Sunwest as of July 26, 1995, the FDIC and the California State Banking Department noted that Sunwest was in substantial compliance with the provisions of the C&D Order and the State Order. Since the examinations, management of Sunwest has continued its efforts to reduce the level of classified assets.
     In accordance with the prompt corrective action provisions of the FDIC Improvement Act, Sunwest submitted to the FDIC a revised capital restoration plan and West Coast submitted to the FDIC a commitment and guaranty and security agreement, relating to the capital restoration plan. The capital restoration plan provided that the anticipated primary source of additional capital for Sunwest would be provided by West Coast with the proceeds from the sale of Sacramento First. On January 20, 1995, West Coast sold its 93% interest in Sacramento First. West Coast received $3,514,000 in cash net of legal costs, 243,546 shares of B&PB common stock and a right to receive a contingent cash payment of up to $940,000 three to five years after the sale date based upon the performance of Sacramento First's loan portfolio and real estate owned.
      Sunwest received $3.4 million of the $3,514,000 proceeds in the form of repayment of management fees charged to Sunwest by West Coast from 1989 through 1993. This repayment resulted in eliminating the capital impairment under the provisions of the California Financial Code. The shares of B&PB common stock are held by Sunwest as security for West Coast's guaranty of its capital plan.
      On March 30, 1995, West Coast sold 50,000 shares of the B&PB common stock for $7.75 per share totaling $387,500. Proceeds of $300,000 were infused as capital into Sunwest increasing the leverage ratio to over 6.5%. West Coast requested and received approval from the FDIC to use the remaining cash. West Coast believes that Sunwest has met the requirements of the capital plan. West Coast intends to seek release by the FDIC of West Coast's guarantee of Sunwest's capital plan.
     Management believes that the actions taken have brought West Coast and Sunwest into compliance with the Agreement, the C&D Order, the State Order and the prompt corrective action provisions of the FDIC Improvement Act. Compliance will be determined by the regulatory authorities.

EMPLOYEES
      At December 31, 1995, West Coast and its subsidiaries employed 83 persons of which 81 were full time. West Coast and its subsidiaries believe that their employee relations are satisfactory.
                       This is page 20 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

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

Investment Securities
     Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. The gross unrealized gains and losses on such securities are set forth in "NOTE 3 OF THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS." The following tables show the book value of the Company's investment securities as of December 31:
                            Held-to-Maturity         Available-for-Sale
(dollars in thousands)    1995    1994   1993      1995     1994    1993
                   -------------------------------------------------------
U.S. government agencies
  and corporations     $ 5,574 $ 5,868 $ 11,051   $   -   $1,947 $   -
Obligations of State and
  political subdivisions    -          -  4,023       -       -      -
Other securities            -          -  1,243       -    4,000     -
                   -------------------------------------------------------
Total                  $ 5,574 $ 5,868 $ 16,317   $   -   $5,947 $   -
                   =======================================================

     The following table discloses the maturity dates and average yields of the investment securities "Held-to-maturity" at December 31, 1995 (no securities were due after 10 years or "available-for-sale"):

                                       Due After      Due After
                                       One Year       Five Years
                       Due Within      But Within     But Within
(dollars in thousands) One Year        Five Years     Ten Years
                   -----------------------------------------------------
                       Amount Yield   Amount Yield   Amount Yield  Total
                   -----------------------------------------------------
U.S. government agencies
  and corporations     $2,398 5.10%   $3,176  7.02%  $   -   .--% $5,574
                   =====================================================

Loans by Type
      The following table sets forth loans by type as of December 31.   The
Company had no foreign loans during the periods reported.

(dollars in thousands)    1995      1994      1993       1992       1991
                   -------------------------------------------------------
Commercial             $28,479   $33,010   $78,462   $104,704  $ 138,973
Real Estate:
  Construction               -         -    27,558     39,227     40,045
  Mortgage              47,379    49,236    98,220    108,241    126,681
Installment loans        3,515     4,694    16,874     22,937     39,439
Direct lease financing       -         -         -      3,486     14,361
Unearned income,
  discounts and fees      (373)     (371)     (748)    (2,084)    (5,432)
                   -------------------------------------------------------
Total                  $79,000   $86,569   $220,366  $276,511  $ 354,067
                   =======================================================
                       This is page 21 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

     Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Mortgage loans are secured by deeds of trust on the underlying properties and may be guaranteed by the principal borrowers. Installment loans to individuals may be unsecured or secured by various types of assets including automobiles, trust deeds, recreational vehicles or other personal property.
     The Company primarily funds loans based on the creditworthiness of the borrower and supported by a minimum of two identified sources of repayment. Advance rates on collateral provided in support of the sources of repayment generally does not exceed 60% to 80% of collateral value.
    Sunwest was the only subsidiary that had loans at December 31, 1995 and 1994. The commercial and real estate mortgage loans decreased because of low loan demand, stringent underwriting standards and planned disengagement from problem and potential problem credits. Installment loans decreased in 1995 because Sunwest has not been emphasizing this product.
     Total loans decreased significantly from 1991 through 1994 primarily from: the exclusion of Sacramento First in 1994; a general decrease in the demand for loans during 1993 at Sacramento First; the liquidation of WCV, Inc.; and a decrease of $155 million of loans at Sunwest of which $51 million and $40 million occurred during 1994 and 1993, respectively.
     Sunwest's overall decreases in loans from 1992 through 1994 resulted from lower loan demand, more stringent underwriting standards and planned disengagement from problem and potential problem credits. The decrease in loans during the three years, and particularly in 1994 also resulted from Sunwest's capital position and its regulatory orders. See "ITEM 1.
BUSINESS - POTENTIAL AND EXISTING ENFORCEMENT ACTIONS - Sunwest's Regulatory Orders." Sunwest's capital position and the presence of its regulatory orders made it difficult for Sunwest to compete with other financial institutions for deposits. The capital position has improved significantly since December 31, 1994, reducing this adverse competitive pressure.
     Real estate mortgage and construction lending contains potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market areas, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in Orange and Los Angeles Counties even if real estate values elsewhere in California generally remained stable or increased.
                       This is page 22 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

     The risks in the Company's loan portfolio stem from the individual credits that are contained therein and the diversification among the credits. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower interest rate is less risky than one with a higher rate; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 1995, the Company had no significant loan concentrations other than those listed above.

Rate Sensitivity
     Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.
     The following table sets forth the maturities for commercial loans at December 31, 1995. The Company did not have any real estate construction loans. These loans comprised 36% of the gross loan portfolio and are classified according to changes in interest rates.

 (dollars in thousands)                             Maturing
                                ------------------------------------------
                                    Within    After One    After
                                    One Year  But Within   Five
                                    Or Less   Five Years   Years    Total
                                ------------------------------------------
Commercial                         $15,235    $10,751    $2,493 $ 28,479
                                ==========================================
Loans included above with:
  Fixed rates                      $ 1,219    $ 1,465    $ 110  $  2,794
  Variable rates                    14,016      9,286     2,383   25,685
                                ------------------------------------------
Total                              $15,235    $10,751    $2,493 $ 28,479
                                ==========================================
                       This is page 23 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Allowance for Possible Credit Losses
     The following table discloses the activity in the allowance for possible credit losses for the years ended December 31:

 (dollars in thousands)          1995     1994     1993     1992    1991
                            ----------------------------------------------
Allowance for possible credit losses
  at beginning of period       $4,649   $5,557  $ 6,512  $ 6,935  $7,193
Charge-offs:
  Commercial                     (985)  (3,317)  (8,396)  (3,492) (5,563)
  Real estate-construction          -      (51)       -   (1,603)    (93)
  Real estate-mortgage         (1,049)    (432)    (973)  (1,306) (1,995)
  Installment loans to
   individuals                   (119)    (181)   (909)   (1,345) (1,265)
  Direct lease financing           (3)     (29)    (56)     (532) (1,313)
Recoveries:
  Commercial                      773      452      518    1,774     280
  Real estate - construction        2        1        -        -       -
  Real estate - mortgage           75        5        3        -       -
  Installment loans to
   individuals                     60      142      320      312     336
  Direct lease financing           28       48       68      146     220
                             ----------------------------------------------
Net charge-offs                (1,218)  (3,362)  (9,425)  (6,046) (9,393)
Additions charged to operations   389    3,297    8,470    5,623   9,135
Transfer to assets held for sale    -     (843)       -        -       -
                             ----------------------------------------------
Balance at end of period       $3,820   $4,649  $ 5,557  $ 6,512  $6,935
                             ==============================================
Allowance for possible credit
 losses as a percentage of:
   Average loans                  4.77%    3.08%    2.23%   2.03%    1.91%
   Loans at end of period         4.84     5.37     2.49    2.33     1.96
   Net charge-offs as a percentage
     of average loans             1.52     2.23     3.78    1.89     2.58
                            ==============================================

     The allowance for possible credit losses is established by a provision for possible credit losses charged against current period income. Loan and lease losses are charged against the allowance when, in management's judgment, the loan or lease is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that management believes is adequate to absorb losses inherent
in   existing   loans  and  commitments  to  extend  credit.   Management's
evaluation  takes  into consideration several factors,  including  economic
conditions  and  their  effects  on  particular  industries  and   specific
borrowers,   borrowers'   financial  data,  regulatory   examinations   and
requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. The allowance is available for all possible credit losses and, as such, is a general
allowance.   The  amount  of  the allowance is determined  by  establishing specific allocations, general allocations and supplemental allocations. Specific allocations are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. BUSINESS - SELECTED STATISTICAL INFORMATION
- -  Classified Loans").  The general allocations are determined  based  upon
quantitative   historical   loss  experience   of   loans   classified   as
"substandard" and "special mention" as well as certain categories of loans. The supplemental allocations are additional reserves that are based on economic conditions, trends in delinquency, restructured and nonperforming loans, and are otherwise deemed necessary and prudent by management. Management believes that the allowance for
                       This is page 24 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  possible credit losses of $3,820,000, constituting approximately 4.84% of loans outstanding at December 31, 1995, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for possible credit losses and net charge-offs, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS."

     The Company established an allowance for possible credit losses at December 31, 1995 and 1994 for each category as set forth below. The allowance includes allocations for specific loans as well as general and supplemental allocations for each category.

(dollars in thousands)

                                      1995                 1994
                                 -----------------------------------------
                                            Percent             Percent
                                            of Loan             of Loan
                                 Allowance Category  Allowance Category
                                 -----------------------------------------
Commercial                       $   974     35.9%   $ 2,214      38.1%
Real estate mortgage               2,691     59.7      2,247      56.5
Installment loans                    155      4.4        188       5.4
                                 -----------------------------------------
Total                            $ 3,820    100.0%   $ 4,649     100.0%
                                 =========================================

 (dollars in thousands)    1993              1992              1991
                ----------------------------------------------------------
                            Percent             Percent           Percent
                            of Loan             of Loan           of Loan
                 Allowance Category  Allowance Category  Allowance
Category
                ----------------------------------------------------------
Commercial          $2,881     36.3%  $ 3,579     37.2%  $ 2,355     42.9%
Real Estate:
  Construction         339     12.3       602     14.0     1,110     11.1
  Mortgage           1,692     43.8     1,300     38.5     1,727     28.6
Installment loans      645      7.6       831      8.2     1,190     13.4
Direct lease financing   -       .-       200      2.1       553      4.0
                ----------------------------------------------------------
Total               $5,557    100.0%  $ 6,512    100.0%  $ 6,935    100.0%
                ==========================================================

Nonperforming Loans
   Loans for which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest on such loans is discontinued when there reasonable doubt exists as to the full and timely collection of either principal or interest or generally when a loan becomes contractually 90 days past due with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due 90 days which, in management's judgment, are considered to be fully collectible. Restructured loans are those on which the terms have been modified in favor of the borrower as a result of the borrower's inability to meet the original terms.

                       This is page 25 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

   The following table summarizes loans which were on nonaccrual, loans 90 days or more past due and still accruing interest and restructured loans as of December 31:

(dollars in thousands)             1995    1994    1993     1992     1991
                           -----------------------------------------------
Nonaccrual loans               $4,153   $5,414  $10,744  $ 8,796  $10,078
90 days past due loans and
  still accruing                   25       76      353      158     123
Restructured loans              2,536    5,850    5,591        -     123
Loans on nonaccrual and 90 days
  past due/total loans            5.29%     6.34%   4.97%    3.21%   2.88%
Loans on nonaccrual and 90 days
  past due/total assets           3.68      4.19    3.55     2.48    2.23
                           ===============================================

      The changes in the levels of nonperforming loans during 1995 and 1994 is discussed under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations - Nonperforming Assets." The decrease in nonaccrual loans in 1992 resulted primarily from charge-offs and foreclosures on real estate owned collateral.
      The five largest nonaccrual loans at December 31, 1995 totaled $3.1 million or 74% of total nonaccrual loans. At December 31, 1995, four loans totaling $2.6 million were primarily secured by real estate with three of these loans totaling $2.1 million being previously restructured. The remaining loan with a balance of $476,000 at December 31, 1995 was secured by receivables, equipment or inventory.
      As of December 31, 1995, the Company had $21,000 of accrued interest on loans on nonaccrual status. If loans on nonaccrual at December 31, 1995, 1994 and 1993 had performed in accordance with original terms, interest income of the Company would have increased by $326,000, $354,000 and $872,000, respectively.
      All restructured loans shown in the chart above were in compliance with their modified terms.

Classified Loans
      The policy of the Company is to review the loans in the portfolio to identify problem credits and classify them based on a loan grading system. The loan grading system includes three classifications for problem loans:
"substandard," "doubtful" and "loss." A substandard loan is inadequately protected by the current sound net worth and paying capacity of the borrower or by the pledged collateral, if any. A substandard loan has one or more well defined weaknesses that jeopardize the liquidation of the debt. A doubtful loan has critical weaknesses which make collection or liquidation in full improbable. A loan classified as loss is considered uncollectible or of such little value that its continuance as an asset is unwarranted. Another category designated as "special mention" is maintained for loans which are marginally acceptable but currently protected by the current sound net worth and paying capacity of the borrower or by the pledged collateral, if any. A special mention loan is potentially weak, as the borrower is exhibiting deteriorating trends which, if not corrected, could jeopardize the repayment of the debt and result in a substandard classification.
                       This is page 26 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

      The following presents loans classified as substandard, doubtful and special mention at December 31:

(dollars in thousands)                   1995          1994        1993
                                  ---------------------------------------
Substandard                           $14,355       $21,658      $22,543
Doubtful                                  226           369       1,405
                                  ---------------------------------------
  Total                               $14,581       $22,027      $23,948
                                  =======================================
Special mention                       $ 7,465       $10,708      $28,740
                                  =======================================

      There were no loans classified as loss for any of the periods presented. Except for the loans classified as substandard or doubtful, management is not aware of any loans at December 31, 1995 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for possible credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

Real Estate Owned
      Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

(dollars in thousands)                   1995          1994        1993
                                  ---------------------------------------
Gross real estate owned               $ 3,229       $ 5,129      $10,944
Valuation allowance                       592           777       3,206
                                  ---------------------------------------
Net real estate owned                 $ 2,637       $ 4,352       7,738
                                  =======================================
Percent of assets                         2.3%          3.3%        2.5%
                                  =======================================

      Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is initially recorded at fair value at the time of foreclosure, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.
      Once real estate is acquired and periodically thereafter, management obtains a valuation and an allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While management uses currently available information to provide for losses on real estate, future additions to the allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the
                       This is page 27 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net cost of operation of other real estate owned totaled $296,000 during 1995, representing 2.6% of the Company's total income for that year, as compared with $88,000 or .5% of total income for 1994 and $3,493,000 or 12.4% of total income for 1993.

Deposits
     The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

(dollars in thousands)     1995              1994              1993
                ----------------------------------------------------------
                     Average  Interest Average  Interest Average  Interest
                     Balance  Rate     Balance  Rate     Balance  Rate
                ----------------------------------------------------------
Noninterest-bearing
  demand deposits   $34,042    -.--% $ 58,238    -.--%  $ 96,776     -.--%

Interest-bearing
  demand deposits    33,376    1.98    63,680    2.18     96,415     2.61

Savings deposits      5,486    1.95     9,334    2.15     11,956     2.42
Time deposits        36,976    5.62    65,039    4.08    102,158     3.97
                ----------------------------------------------------------
Total               $109,880   2.59% $196,291    2.16%  $307,305     2.23%
                ==========================================================


     The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 1995 were as follows (dollars in thousands):
                                                             Percentage
Maturity                                           Amount    of Total
                                               ------------------------
0-3 Months                                        $4,120        4.02%
3-6 Months                                         2,179        2.12
6-12 Months                                          903         .88
Over 12 Months                                       406         .40
                                               ------------------------
Total                                             $7,608        7.41%
                                               ========================


     Generally, the holders of these deposits are highly sensitive to changes in interest rates thereby increasing the competition for such deposits as well as the interest rates paid thereon.








                       This is page 28 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Selected Financial Ratios
     The following table sets forth the ratios of net loss to average total assets and to average shareholders' equity for the years ended December 31, as indicated. In addition, the ratios of average shareholders' equity to average total assets are presented. West Coast has not declared or paid any cash dividends during the periods presented.

                                           1995        1994      1993
                                       --------------------------------
Ratio of net loss to:
  Average total assets                     (.28)%     (2.45)%   (3.62)%
  Average shareholders' equity            (5.71)%    (57.44)   (62.38)
Ratio of average shareholders'
  equity to average total assets           4.88        4.26      5.80
                                       ================================


ITEM 2. PROPERTIES

    Sunwest occupies its offices under long-term leases expiring at various dates through 2006. The Company's total occupancy expense for the year ended December 31, 1995, 1994 and 1993 were approximately $982,000, $1,546,000, and $2,303,000, respectively. For additional information concerning properties, see "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes 7, 15 and 19 of the Notes to the Consolidated Financial Statements appearing elsewhere in this report.


ITEM 3. LEGAL PROCEEDINGS

     In 1992, WCV, Inc. was named a "responsible party" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). In 1995, WCV, Inc. filed a claim with the California Underground Tank Cleanup Fund ("UTCF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. WCV, Inc. expects that all future cleanup costs to total $50,000 will qualify as "eligible" costs and be reimbursed by UTCF. The cost to remediate the Property has been tentatively estimated at $850,000 of which $800,000 has been incurred through December 31, 1995.
     In December 1995, a class action lawsuit was brought against Sunwest and two other banks who were custodians of the class action members' IRA accounts. Qualified Pension, Inc. ("QPI") was the administrator of the IRA accounts, and had a contract with Sunwest for Sunwest to open a pooled money market account and also act as custodian of certain non-cash assets. The complaint alleges that QPI and its president misappropriated $9 million or more of the class members' IRA money over a two year period and that some of the money was withdrawn from the accounts maintained at Sunwest without the appropriate written authorization of IRA depositors. The action seeks recovery of the lost funds from Sunwest and the other banks. To date, no formal discovery has commenced and no class has been certified. Sunwest contests the allegations and intends to vigorously defend the lawsuit. Management, based in part upon the opinion of counsel, does not believe the ultimate resolution of this matter will have a material impact on the financial condition or results of operations of the Company.
     In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.

                       This is page 29 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1995.


ITEM 4(A) EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 4, 1996, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

John B. Joseph, Age 57
     Chairman of the Board, President and Chief Executive Officer, West Coast; Chairman of the Board and President, North Orange, WCV, Inc., West Coast Realty and Centennial Loan; Co-Chairman of the Board, Sunwest; Chairman of the Board, Sunwest Leasing, North Orange; Chairman of the Board and CEO, Chancellor.
     John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of West Coast. He has been Chairman of the Board of Directors of West Coast since its inception in 1981, President since April 1993 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of West Coast from April 1987 to April 1991; Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), since February 1987; Senior Executive Vice President and Secretary of CGI from July 1987 to July 1993; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast. Mr. Joseph has held, over the past five years up until July 1993 various positions in the subsidiaries of CGI.

Ronald R. White, Age 49
     Vice Chairman of the Board of Directors and Executive Vice President, West Coast, West Coast Realty, Centennial Loan; Director, WCV, Inc., North Orange, Sunwest Leasing and Chancellor; Co-Chairman of the Board, Sunwest.
    Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of West Coast. Mr. White has served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI since February 1987; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast and CGI.

Frank E. Smith, Age 45
     Senior Vice President, Chief Financial Officer and Secretary, West Coast, West Coast Realty; Senior Vice President, Chief Financial Officer, Secretary and Treasurer, Sunwest; Vice President, Secretary and Chief Financial Officer, Sunwest Leasing and North Orange; Senior Vice President, Treasurer and Secretary, Centennial Loan; Treasurer and Secretary, Chancellor; Treasurer, WCV, Inc.
     Frank E. Smith has served as Senior Vice President, Chief Financial Officer and Secretary of West Coast since September 1987 and as Senior Vice President and Chief Financial Officer of Sunwest since February 1993.
                       This is page 30 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

James G. LeSieur, Age 54
     Director,  President and Chief Executive Officer, Sunwest and  Sunwest
Leasing.
    James G. LeSieur has served as President and Chief Executive Officer of Sunwest since April 1991 and Executive Vice President and Chief Financial Officer of Sunwest from November 1985 to April 1991. Mr. LeSieur joined
Sunwest in 1975 as Vice President and Cashier and was later promoted to Senior Vice President and Controller.


                                   PART II

ITEM 5.  MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Securities Market Information
     West Coast's common stock currently trades over the counter under the symbol WCBC. West Coast's common stock was traded on the Nasdaq Stock Market until December 1994. The stock was delisted because the Company's total market value fell below $3 million. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock as reported by Nasdaq through December 1994. Subsequently, over the counter market quotations were provided. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                      1995               1994
                                   High    Low       High    Low
                                 -----------------------------------

First Quarter                    $  .25  $ .25     $ .69    $ .34
Second Quarter                      .25    .18       .75      .38
Third Quarter                       .28    .21       .47      .31
Fourth Quarter                      .31    .12       .38      .31

Holders of Record
     As of February 29, 1996, there were approximately 3,000 holders of record of West Coast's common stock.

Dividends
     No dividends have been paid by West Coast since inception. At the present time, West Coast plans to retain any earnings to increase its liquidity and capital levels. Further, pursuant to the terms of the Agreement, West Coast may not pay any cash dividends without the prior written approval of the FRB. For additional information on dividends, see "ITEM 1. BUSINESS - SUPERVISION AND REGULATION - West Coast and - Restrictions on Transfers of Funds to West Coast by Sunwest" and "ITEM 1. BUSINESS - POTENTIAL AND EXISTING ENFORCEMENT ACTIONS - West Coast's Regulatory Agreement."

                       This is page 31 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following table sets forth selected consolidated financial data for the years ended December 31 as indicated with respect to the Company and is qualified in its entirety by, and should be read in conjunction with, the 1993 through 1995 consolidated financial statements, the related notes and the independent auditors' report. The data was derived from the consolidated financial statements of the Company, which were audited by KPMG Peat Marwick LLP, whose report for December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 is included elsewhere in this report.

(in thousands,
 except per share data)   1995       1994       1993       1992    1991
                    ------------------------------------------------------
RESULTS OF OPERATIONS DATA
Interest income       $ 10,494   $ 16,134   $ 25,078   $36,113   $ 47,501
Interest expense         3,487      4,735      7,407    12,575     20,411
Net interest income      7,007     11,399     17,671    23,538     27,090
Provision for possible
  credit losses            389      3,297      8,470     5,623      9,135
Other operating income     958      2,683      3,110     4,045      3,490
Other operating expenses 8,537     13,064     23,883    28,006     24,750
Gain (loss) on disposition
  of businesses            629     (2,913)      (550)   (1,546)        -
Income tax expense
 (benefit)                   7         13        (15)     (595)    (1,600)
Net loss              $   (339)  $ (5,205)  $(12,107)  $(6,997)  $ (1,705)

NET LOSS PER SHARE
Net loss              $   (.04)  $    (.57) $   (1.32) $   (.76) $   (.19)

FINANCIAL POSITION DATA
Total assets          $113,654   $130,353   $311,706   $361,184  $458,124
Net loans and direct
  lease financing       75,180     81,920    217,786    272,502   347,132
Total deposits         102,662    119,269    292,950    330,843   415,710
Shareholders' equity (1) 5,286      5,646     10,854    22,937     30,491
Notes Payable &
  Debentures             3,983      3,755      3,441     3,558      3,630
                    ======================================================

(1)  No cash dividends have been declared or paid by West Coast Bancorp.










                       This is page 32 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following presents management's discussion and analysis of West Coast Bancorp as a separate entity "West Coast" and together with its subsidiaries (the "Company") for the years ended December 31, 1995, 1994 and 1993. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

GENERAL

     The Company posted a net loss of $339,000 or $.04 per share in 1995, $5,205,000 or $.57 per share in 1994 and $12,107,000 or $1.32 per share in
1993. The net loss narrowed in 1995 from a lower provision for possible credit losses in 1995 and the 1994 loss on sale of Sacramento First. Losses from the high levels of nonperforming assets were reduced in 1995 despite the continued weak economy and depressed real estate values.
     West Coast entered into an agreement to sell Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995, the sale closed and West Coast received from Business & Professional Bank ("B&PB") as part of the sales proceeds 14.5% of its common stock. All assets and liabilities of Sacramento First are included in "Net assets held for sale" at December 31, 1994. Sacramento First's operating results were included in the consolidated statements of operations for all periods through the measurement date of June 30, 1994.
     On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell to Western 15 new shares of its common stock for $1,080,000. On consummation of the stock sale contemplated by the agreement, West Coast and Western will own approximately 57% and 43% of Sunwest, respectively. West Coast will record a loss of approximately $400,000 on the sale of the 35 shares of Sunwest stock during the first quarter of 1996. The newly issued 15 shares of stock issued by Sunwest will result in approximately a $100,000 charge to paid-in-capital at West Coast with an offsetting amount for minority interest. This will occur because the selling price of Sunwest stock of $72,000 per share is less than the book value of $83,500 per share for the outstanding shares at December 31, 1995. The actual loss on sale will depend on the book value of Sunwest Bank at the time of closing. The stock sales are subject to Western obtaining various regulatory approvals.
      West Coast entered into an agreement with Western on February 29, 1996, which is currently being amended, whereby Western will acquire all of the remaining 213,384 shares of B&PB common stock at $8.81 per share. The sale is to be completed in three phases. Phase one occurred on March 8, 1996 and resulted in proceeds of approximately $407,000. Phase two is for 93,007 shares and is to occur by May 28, 1996. Phase three is for 74,178 shares and is to occur by November 15, 1996. Phase two and three are subject to Western being able to come to an agreement with B&PB regarding certain restrictions imposed by B&PB regarding subsequent sale and voting of the shares. Phase three is also subject to Western obtaining certain regulatory approvals. The principals of Western have agreed to lend West Coast on a non-recourse basis approximately $819,000. The loan will be secured by 12 shares of Sunwest stock. The loan will be due upon the earlier of the sale of Phase II shares, the sale of the shares of the Sunwest common stock to Western or March 31, 1997.
      West Coast's liquidity is limited. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan to be made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations. In the event the above transactions are not completed as contemplated,
                       This is page 33 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See "Liquidity" and "ITEM 1. BUSINESS - SUPERVISION AND REGULATION -- AND POTENTIAL AND EXISTING ENFORCEMENT ACTIONS."
     Exclusive of Sacramento First's earnings and loss on sale, the Company's loss would not have changed in 1995 and would have been $2,539,000 or $.28 per share in 1994 and $11,541,000 or $1.26 per share in
1993.
      In 1995, Sunwest retroactively removed the carrying value of certain assets by a $557,000 charge to retained earnings. The assets were adjusted to fair value in 1985 as a result of West Coast's purchase of Sunwest. The underlying assets for which this fair value adjustment was recorded were either sold in previous years or were no longer considered to have any remaining economic value at December 31, 1992. The effects of such restatement on operations for the years ended December 31, 1994 and 1993 has not been reflected as the amounts would not be material to those years.

     The Company had total assets, loans and deposits as of December 31 as follows:

(dollars in millions)                    1995       1994       1993
                                    ----------------------------------
Total assets                          $  114     $  130     $  312
Total loans and leases                    79         87        223
Total deposits                           103        119        293
                                    ==================================

     The 1995 deposit reductions resulted primarily from the intentional runoff of higher cost time certificate of deposits at Sunwest as asset levels have decreased. Loans decreased in 1995 and 1994 due to lower loan demand and more stringent underwriting standards. The 1994 reductions resulted primarily from the accounting treatment for the sale of Sacramento First and reductions in loans partially caused by Sunwest's capital position and regulatory orders.

RESULTS OF OPERATIONS

GENERAL
     The 1995 loss resulted primarily from lower net interest income, the high percentage of nonperforming assets, high debt service at West Coast and high operating costs. This loss was reduced by a $629,000 gain on liquidation of WCV, Inc. The 1994 loss reflected the accrued loss on the sale of Sacramento First which was completed on January 20, 1995. Other factors affecting the 1994 loss and the primary factors contributing to the 1993 loss were loan losses and expenses associated with high levels of nonperforming assets and lower net interest income.
     Income and expense categories were generally lower in 1995 versus 1994 and in 1994 versus 1993 primarily from Sacramento First being included only through June 1994 and asset declines at Sunwest.
     Other operating income was lower in 1995 due principally to lower gain on sales of loans. Other operating expenses decreased from 1993 to 1995 due primarily to the inclusion of Sacramento First during only the first half of 1994 and cost control efforts at Sunwest.

                       This is page 34 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

NET INTEREST INCOME
     The decline in net interest income in 1995 and 1994 resulted primarily from the sale of Sacramento First and, to a lesser extent, lower interest-earning asset volumes in 1995.
    In 1995, the net interest margin (yield on earning assets less the rate paid on interest-bearing liabilities) decreased slightly while the net yield on interest-earning assets (net interest income divided by average earning assets) increased slightly. The net interest margin decreased because rates on interest-bearing liabilities increased more than yields on earning assets. The yield on earning assets and rates on interest-bearing liabilities both increased by nearly 100 basis points in 1995 because the Company received/incurred a full year's income and expense from the general market rate increases that occurred in 1994. In 1994 the "prime" rate increased from 6.00% to 8.50%. In February 1995 it increased to 9.00% before falling back to 8.50% by year end 1995.
     Increases in yield on average earning assets were affected by average loans (the highest yielding asset) which declined from 80% of average interest-earning assets in 1994 to 72% in 1995. Yield on interest-bearing deposits increased 234 basis points from 1994 to 1995. These deposits primarily represent one year CD's at other financial institutions. While higher reinvestment rates in late 1994 and early 1995 caused the 1995 yield to increase significantly, lower current reinvestment rates will likely cause this yield to decrease in 1996. Federal Funds sold yield increased 200 basis points as the target rate increased by 250 basis points in 1994 and due to management's ongoing effort to receive the highest yield possible. Investment securities yield increased only 87 basis points because this category contains longer term fixed rate securities that do not reprice to market yields as quickly.
     Rates on interest-bearing liabilities were higher in 1995 partially because of a lawsuit settlement with a former director which included recognition of past interest. Exclusive of other debt, the rate on interest-bearing liabilities would have increased by 82 basis points and the net interest margin would have increased by 12 basis points.
     The rates on time deposits increased with general market rate increases. These are expected to decrease as current certificates mature and reprice at the current lower rates. Savings and interest-bearing demand deposit rates decreased by 20 basis points from 1994 to 1995. The decrease was a result of the Sacramento First sale as Sunwest did not change its rates during the past two years.
     The net yield on interest-earning assets and net interest margin both increased slightly in 1994 as the yield on interest-earning assets remained unchanged and the rates on interest-bearing liabilities declined slightly.
     The yield on interest-earning assets during 1994 compared to 1993 remained stable despite the increase in prime rate during 1994 because Sunwest's yield on interest-earning assets declined from 8.80% in 1993 to 8.67% in 1994. Sunwest's decline was caused by its average loans (the highest yielding asset) declining from 85% of average interest-earning assets in 1993 to 80% in 1994, and the yield on loans increasing by only 19 basis points during 1994. The increase in yield on loans was lower than the prime rate increases because of a combination of factors including the fact that a full year of the prime rate increases were not earned, Sunwest is trying to attract and retain higher quality (lower rate) loans, approximately 50% of Sunwest's loans are either fixed or reprice only once a year and the sale of $3.6 million of the unguaranteed portion of SBA loans that were yielding 13.54%.
     Loans  on  which  the  accrual of interest had  been  discontinued  at
December   31,  1995  and  1994  amounted  to  $4,153,000  and  $5,414,000, respectively. If these loans had been current throughout their terms, net interest income would have increased approximately $326,000 and $354,000 in 1995 and 1994, respectively. This would have raised both the net yield on interest-earning assets and the net interest margin by .39% and .19% in 1995 and 1994, respectively.
                       This is page 35 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Average Balance Sheets and Analyses of Net Interest Earnings
     Information concerning average interest-earning assets and interest-bearing liabilities, along with the interest earned or paid thereon and the average interest rates earned and paid thereon, is set forth in the following table for the years ended December 31. Averages for Sunwest and Sacramento First, the assets of which constitute 99% of the Company's earning assets, were computed based on daily balances. Averages for the remaining entities are based on monthly balances. Income and yields earned on tax exempt securities are not presented in the following tables on a taxable equivalent basis since the tax effect was not material.

 (dollars in thousands)         1995                      1994
                   ------------------------------------------------------
                       Average           Average  Average         Average
                       Balance   Interest Rates   Balance Interest Rates
Assets             ------------------------------------------------------
Loans, net of unearned loan fees
  & discounts (1)      $ 80,153   $8,648 10.79%  $150,837  $14,480  9.60%
Investment securities    10,196     623   6.11    12,817      671   5.24
Federal funds sold       15,272     893   5.85    21,283      820   3.85
Interest-bearing
  deposits with banks     4,994     330   6.61     3,815      163   4.27
                    -------------------------------------------------------
Interest-earning assets 110,615   10,494  9.49   188,752   16,134   8.55
Allowance for possible
  credit losses          (4,175)                  (5,305)
Cash and due from banks   6,470                   13,500
Other assets              8,638                   15,740
                   ------------------------------------------------------
Total assets           $121,548                 $212,687
                   ======================================================

Liabilities and shareholders' equity
Time deposits          $ 36,976   $2,077  5.62%  $65,039   $2,654   4.08%
Interest-bearing
  demand deposits        33,376     661   1.98    63,680    1,390   2.18
Savings deposits          5,486     107   1.95     9,334      201   2.15
N/P to affiliates           815      68   8.34       527       38   7.21
Other debt (2)              391     222  56.78     1,269      100   7.88
Convertible subord-
  inated debentures       3,035     352  11.60     3,035      352  11.60
                   ------------------------------------------------------
Total interest-bearing
  liabilities            80,079   3,487   4.35   142,884    4,735   3.31

Demand deposits          34,042                   58,238
Other liabilities         1,491                    2,504
Shareholders' equity      5,936                    9,061
                   ------------------------------------------------------
Total liabilities and
 shareholders' equity  $121,548                 $212,687
                   ======================================================
Net interest income              $7,007                    $11,399
Net interest margin                       5.13%                     5.24%
Net yield on interest-earning assets      6.33                      6.04
                   ======================================================
                       This is page 36 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

(dollars in thousands)                            1993
                             -------------------------------------------
                                   Average                       Average
                                   Balances       Interest       Rates
                             -------------------------------------------
Assets
Loans, net of unearned
  loan fees and discounts (1)    $ 249,258        $23,490         9.42%
Investment securities               16,400            814         4.96
Federal funds sold                  26,109            718         2.75
Interest-bearing deposits
  with banks                         1,379             56         4.06
                             -------------------------------------------
Interest-earning assets            293,146         25,078         8.55

Allowance for possible
  credit losses                     (6,781)
Cash and due from banks             25,791
Other assets                        22,288
                             -------------------------------------------
Total assets                     $ 334,444
                             ===========================================

Liabilities and shareholders' equity
Time deposits                    $ 102,158        $ 4,054         3.97%
Interest-bearing
  demand deposits                   96,415          2,518         2.61
Savings deposits                    11,956            289         2.42
N/P to affiliates                      497             33         6.64
Other debt (2)                       1,610            161        10.00
Convertible
  subordinated debentures            3,035            352        11.60
                           ---------------------------------------------
Total interest-bearing
  liabilities                      215,671          7,407         3.43

Demand deposits                     96,776
Other liabilities                    2,587
Shareholders' equity                19,410
                           ---------------------------------------------
Total liabilities and
  shareholders' equity           $ 334,444
                           =============================================
Net interest income                               $17,671
Net interest margin                                                   5.12%
Net yield on interest-earning assets                                  6.03


 (1) Interest income includes loan fees of $197,000, $224,000 and $1,542,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Loans, net of unearned loan fees and discounts, includes loans placed on nonaccrual.
 (2) Other debt includes a capital lease, senior debt on real estate owned and short-term debt owed to a former officer of West Coast.

                       This is page 37 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995
Rate and Volume Variance Analyses
     The  following  schedule analyzes the rate and volume changes  in  net
interest   income  for  the  years  ended  December  31.    The   variances
attributable to simultaneous volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.

 (dollars in thousands)      1995 vs. 1994             1994 vs. 1993
                   ------------------------------------------------------
                        Volume    Rate    Total    Volume    Rate   Total
                   ------------------------------------------------------
Interest Income:
Loans and leases      $(7,451) $1,619  $(5,832)  $(9,440)  $430  $(9,010)
Investment securities    (150)    102      (48)     (186)    43     (143)
Federal funds sold       (274)    347       73      (150)   252      102
Interest-bearing
  deposits with banks      60     107      167       104      3      107
                   -------------------------------------------------------
Total                  (7,815)  2,175   (5,640)   (9,672)   728   (8,944)
                   ------------------------------------------------------
Interest Expense:
Time deposits          (1,375)    798     (577)   (1,512)   112   (1,400)
Interest-bearing
  demand deposits        (610)   (119)    (729)     (760)  (368)  (1,128)
Savings deposits          (77)    (17)     (94)      (59)   (29)     (88)
Notes payable to
  affiliates               23       7       30         2      3        5
Other debt               (114)    236      122       (31)   (30)     (61)
                   -------------------------------------------------------
Total                  (2,153)    905   (1,248)   (2,360)  (312)  (2,672)
                   -------------------------------------------------------
Net change in net
  interest income     $(5,662) $1,270  $(4,392)  $(7,312)$1,040  $(6,272)
                   =======================================================

(dollars in thousands)                            1993 vs. 1992
                                -----------------------------------------
                                        Volume         Rate        Total
                                -----------------------------------------
Interest Income:
Loans and leases                    $ (7,014)     $(3,723)    $ (10,737)
Investment securities                    150         (130)           20
Federal funds sold                      (107)        (120)         (227)
Interest-bearing deposits with banks     (74)         (17)          (91)
                                 ----------------------------------------
Total                                 (7,045)      (3,990)      (11,035)
                                 ----------------------------------------
Interest Expense:
Time deposits                         (2,593)      (1,585)       (4,178)
Interest-bearing demand deposits         (52)        (530)         (582)
Savings deposits                        (143)        (150)         (293)
Notes payable to affiliates               (4)          (5)           (9)
Other debt                              (144)          37          (107)
Convertible subordinated debentures        -            1             1
                                 ----------------------------------------
Total                                 (2,936)      (2,232)       (5,168)
                                 ----------------------------------------
Net change in net interest income   $ (4,109)     $(1,758)    $  (5,867)
                                 ========================================

                       This is page 38 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

INTEREST INCOME AND YIELD ON EARNING ASSETS
    Interest income declined in 1995, 1994 and 1993 as a result of lower earning asset volumes partially offset by more favorable rates in 1995.
    Average interest-earning assets decreased by $78 million from  1994  to
1995,  by  $104 million from 1993 to 1994 and by $74 million from  1992  to
1993.   The  decrease in average loans as a percentage of average interest-
earning assets from 87% in 1992 to 72% in 1995 also exerted downward pressure on interest income.
    The average interest rates on interest-earning assets increased by 94 basis points from 1994 to 1995, remained unchanged from 1993 to 1994 and decreased by 129 basis points from 1992 to 1993 primarily because of changes in market rates of interest. The changes in the rates on interest-earning assets tends to lag behind the changes in market rates, as interest-
earning  assets  reprice.   This lag is caused  by  fixed  rate  loans  and
investments maturing and repricing to current market rates and variable rate loans that only reprice to market rates periodically (i.e. annually). The prime rate was at 6% in early March 1994 and then increased to 9.0% by February 1995 until falling back to 8.5% before December 31, 1995.

INTEREST EXPENSE AND COST OF FUNDS
    Interest  expense declined in 1995, 1994 and 1993 primarily from  lower
volumes.   In  1994 and 1993 lower rates also contributed to  the  decline.
Average interest-bearing liabilities decreased by $63 million from 1994 to 1995, by $73 million from 1993 to 1994 and by $67 million from 1992 to 1993.
    The average rates paid on interest-bearing liabilities increased by 104 basis points from 1994 to 1995, decreased by 12 basis points from 1993 to
1994  and  decreased by 102 basis points from 1992 to  1993.   The  changes
occurred largely as a result of the market rate changes, and, like interest-earning assets, the Bank's changes tend to lag behind the market changes.






                       This is page 39 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

PROVISION FOR POSSIBLE CREDIT LOSSES
    The Company's allowance for possible credit losses, net charge-offs and provision for possible credit losses are summarized for the years ended December 31 as follows:

 (dollars in thousands)                  1995          1994        1993
                                 ----------------------------------------
Allowance for possible credit losses
   at beginning of period           $  4,649      $ 5,557      $  6,512
Charge-offs:
  Commercial                            (985)      (3,317)       (8,396)
  Real estate - construction               -          (51)            -
  Real estate - mortgage              (1,049)        (432)         (973)
  Installment loans to individuals      (119)        (181)         (909)
  Direct lease financing                  (3)         (29)          (56)
                                 ----------------------------------------
Total charge-offs                     (2,156)      (4,010)      (10,334)
Recoveries                               938          648           909
                                 ----------------------------------------
Net charge-offs                       (1,218)      (3,362)       (9,425)
Provision for possible credit losses     389        3,297         8,470
Transfer to assets held for sale           -         (843)            -
                                 ----------------------------------------
Allowance for possible credit losses
  at end of period                  $  3,820      $ 4,649      $  5,557
                                 ========================================
Allowance/Total loans                   4.8%          5.4%           2.5%
Allowance/Loans on nonaccrual and
   90 days past due                    91.4%         84.7%          50.1%
                                 ========================================

    The Company had a high provision for possible credit losses in 1994 and 1993 and high charge-offs during all periods as a result of the economic recession and depressed real estate values, particularly in southern California. The lower provision for possible credit losses in 1995 and 1994 is attributable to lower net charge-offs.
     Management has maintained the Company's allowance for possible credit losses at a historically high percentage of total loans. The high level of reserves reflects management's assessment of the current economic environment and its impact on the portfolio as well as the result of a comprehensive risk assessment system to identify and quantify risk in the portfolio. Management believes that the allowance for possible credit losses at December 31, 1995 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 - SELECTED STATISTICAL INFORMATION - Classified loans" for a summary of classified loans.
     The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, adverse economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. The continuation of these conditions or further economic decline in the Company's market area could result in a further deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company.

                       This is page 40 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

CHARGE-OFFS
        A summary of net charge-offs (recoveries) by company for the years ended December 31 follows:

(dollars in thousands)                     1995      1994     1993
                                     -------------------------------
West Coast                            $      -    $  (67)   $  (65)
Sacramento First                             -       746     2,295
Sunwest                                  1,218     2,683     7,195
                                    -------------------------------
                                      $  1,218    $3,362    $9,425
                                    ===============================

     Charge-offs decreased at Sacramento First during 1995 and 1994 as a result of the sale. The decrease related to Sunwest is a result of management's ongoing efforts to reduce the classified assets in its portfolio. Gross charge-offs of commercial loans at Sunwest represented 46% of charge-offs in 1995 and 79% in 1994 and 1993. The level of charge-offs relates primarily to the weak economy, high business failures and falling real estate values in southern California. The Company's charge-offs as a percentage of average loans were 1.52% in 1995 and 2.23% in 1994.

NONPERFORMING ASSETS
    Nonperforming assets include nonperforming loans and real estate owned. Nonperforming loans include loans for which the accrual of interest has been discontinued and loans that are contractually past due 90 days or more with respect to principal and are still accruing interest. Real estate owned consists of real estate collateral for which the Company has legally taken ownership and real estate collateral that is still legally owned by the borrower, but has been accounted for as an "in-substance" foreclosure. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 1 -
Allowance  for  Possible Credit Losses" for a discussion  of  Statement  of
Financial Accounting Standards No 114, ("SFAS 114") "Accounting by Creditors for Impairment of a Loan." This pronouncement was implemented during the first quarter of 1995.
     Nonperforming loans totaled $4,178,000 and $5,490,000 at Sunwest and the Company at December 31, 1995 and 1994, respectively. This amounted to 5.3% and 6.3% of total loans for the same respective periods. In 1994, this excludes $1,031,000 of Sacramento First loans classified as Net Assets Held-for-Sale. At December 31, 1993 nonperforming loans totaled $46,000 at West Coast, $1,372,000 at Sacramento First, $9,679,000 at Sunwest and $11,097,000 for the Company. This amounted to 5.0% of total loans for the Company.
     In 1995, nonperforming loans decreased by $1.3 million primarily because $2.2 million were transferred to real estate owned and $2.2 million were charged off. These decreases were offset by three restructured loans totaling $2.6 million being transferred to nonaccrual status during 1995. In 1994, nonperforming loans decreased as $4.0 million were charged-off, $2.8 million were transferred to real estate owned and $1.0 million that relates to Sacramento First was classified as Net Assets Held-for-Sale.
     Real  estate  owned  totaled  $53,000, $2,584,000  and  $2,637,000  at
December 31, 1995 at West Coast, Sunwest and the Company, respectively. At December 31, 1994, real estate owned totaled $53,000, $4,299,000 and $4,352,000 at West Coast, Sunwest and the Company, respectively, and at December 31, 1993 real estate owned totaled $433,000 at West Coast, $3,229,000 at Sacramento First, $4,076,000 at Sunwest and $7,738,000 at the Company, respectively. This represented 2.3%, 3.3% and 5.0% of the Company's assets at December 31, 1995, 1994 and 1993, respectively. In 1994, Sacramento First's real estate owned of $1,399,000 was classified as Net Assets Held-for-Sale. Real estate owned decreased by $1.7 million in 1995 because of $3.4 million of sales and $.5 million of write-downs offset by $2.2 million of transfers from loans during 1995. The 1994 decrease is primarily attributable to Sacramento First.
                       This is page 41 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

     Nonperforming assets (nonperforming loans and real estate owned combined) totaled $53,000, $6,762,000 and $6,815,000 at December 31, 1995
at West Coast, Sunwest and the Company, respectively. At December 31, 1994, nonperforming assets totaled $53,000, $9,789,000 and $9,842,000 at
West Coast, Sunwest and the Company and in 1993 nonperforming assets totaled $479,000 at West Coast, $4,601,000 at Sacramento First, $13,755,000 at Sunwest and $18,835,000 for the Company, respectively. This represented 6.0%, 7.5% and 6.0% of the Company's assets at December 31, 1995, 1994 and 1993, respectively. In 1994, Sacramento First's nonperforming assets of $2,430,000 were classified as Net Assets Held-for-Sale.
     Restructured loans which were performing in compliance with their modified terms totaled $2,536,000, $5,850,000 and $5,591,000 at December 31, 1995, 1994 and 1993, respectively. Restructured loans totaling $2,309,000 and $605,000 were on nonaccrual status at December 31, 1995 and 1994. No such loans existed at year-end 1993. The decrease in the Company's restructured loans in 1995 resulted from reclassifying $2.6 million to nonperforming loans and incurring $617,000 of charge-offs.

OTHER OPERATING INCOME
    A summary of other operating income by category is presented in NOTE 14 of the Notes to the Consolidated Financial Statements. Other operating income decreased to $958,000 in 1995, from $2.7 million in 1994 and $3.1 million in 1993.
     From 1994 to 1995 the combined decrease of $400,000 in depositor charges was due to $206,000 from the sale of Sacramento First and by
$194,000 from lower deposit balances at Sunwest. From 1993 to 1994 depositor charges decreased by $254,000 as a result of the exclusion of Sacramento First and by $268,000 from lower deposit balances at Sunwest. Depositor charges are not expected to change significantly from 1995 to 1996.
    The decrease in service charges, commissions and fees from 1993 to 1995 resulted primarily from the sale of Sacramento First.
     Gain on sale of loans were lower in 1995 versus 1994 because Sunwest sold its unguaranteed portion of SBA loans for a gain of $536,000 in 1994. As a result of the sale of Sacramento First, Sacramento First's gain on sale decreased $126,000 from 1994 to 1995. The Company plans on retaining SBA loans to supplement loan volume, therefore no gain on sale of loans is expected during 1996.
     The net gain on sale of premises and equipment in 1994 relates to Sunwest's conversion of a capital lease to an operating lease in December 1994.

OTHER OPERATING EXPENSES
     Other operating expenses decreased significantly from 1994 to 1995. A summary of the operating expenses is presented in NOTE 15 of the Notes to the Consolidated Financial Statements.

    A summary of other operating expenses follows:

(dollars in thousands)                      1995     1994     1993
                                        ----------------------------
Other operating expenses                  $8,537  $13,064   $23,883
Other operating expenses/Interest
  and other operating income                74.5%    69.4%     84.7%
Other operating expenses/Average assets      7.0%     6.1%      7.1%
                                        ============================

     Other operating expenses decreased by $4.5 million or 35% from 1994 to
1995.   Sunwest decreased its other operating expenses by $1.4  million  or
14%, expenses for

                       This is page 42 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Sacramento First decreased $3.1 million or 100% and West Coast decreased its expenses (excluding the management fee repayment to Sunwest) by $70,000 or 15%. The most significant changes from 1994 to 1995 at Sunwest were salaries decreasing $764,000 because total employees decreased from 142 at the beginning of 1994 to 81 at the end of 1995. Collection expenses decreased $512,000 from reductions in problem assets, cost control efforts and a $195,000 recovery of previously charged expenses. Occupancy expenses decreased $251,000 from various lease renegotiations in late 1994. Other decreases at Sunwest occurred in regulatory fees and assessments, depreciation and amortization, and data processing expenses. REO expenses increased $266,000 at Sunwest primarily from a $257,000 increase in write-downs. A $155,000 loss from facility lease adjustment was recorded at Sunwest in 1995 with no corresponding loss in 1994. West Coast's $70,000 decrease resulted primarily from salaries decreasing $69,000 from 1994 to 1995. The Company's' other significant decreases were a result of the sale of Sacramento First.
    Other operating expenses decreased by $10.8 million or 45% from 1993 to 1994. Sunwest decreased its other operating expenses by $6.7 million or 41%, expenses for Sacramento First decreased $3.5 million or 53% and West Coast decreased its expenses by $951,000 or 67%. Decreases occurred in every category and typically varied from 20% to 50%. A significant exception included the net cost of operation of real estate owned which decreased $3.4 million or 97% for the period. Sunwest accounted for $3.0 million of this decrease primarily because it incurred net gains on the sales of real estate owned in 1994 and had lower levels of real estate owned in 1994.
     Salaries decreased by $3.7 million or 37% from 1993 to 1994. Sacramento First's salaries decreased $1.7 million as a result of the sale, Sunwest's salaries decreased $1.6 million from reducing staff by 37% in 1994 and West Coast's salaries decreased by $423,000 from a reorganization in 1993. All other expenses decreased $3.7 million or 35% from 1993 to 1994 as a result of lower asset levels, management's cost control efforts and the exclusion of Sacramento First.
     Other operating expenses are expected to decrease in 1996 primarily because of decreases in salaries and employee benefits. The Company has gradually reduced its full time equivalent employees from 91 at the beginning of 1995, to 82 at year-end 1995 and to 74 by February 29, 1996.

GAIN (LOSS) ON LIQUIDATION OF WCV, INC.
    The Company recorded a gain on the liquidation of WCV, Inc. of $629,000 in 1995 versus losses of $125,000 in 1994 and $550,000 in 1993.
     WCV, Inc. was substantially liquidated in 1993. Remaining activity in 1996 consists of the environmental clean-up and disposition of the sole remaining real estate owned property. The gain in 1995 relates to the refund of $469,000 received in November 1995 from the California Underground Storage Tank Cleanup Fund ("USTF") and reversal of future estimated costs because reimbursement is expected from the USTF.
    An additional refund of $123,000 was received in February 1996 from the original claim. This will be recognized as income during the first quarter of 1996. Approximately $30,000 of additional past costs are included in other liabilities that WCV, Inc. expects to be reimbursed for with future claim filings. This will be recognized as income when received. Future costs totaling $60,000 are expected to be reimbursed by the USTF.

LOSS ON SALE OF SACRAMENTO FIRST
     The sale of Sacramento First to Business & Professional Bank ("B&PB") closed on January 20, 1995 and provided West Coast with net cash proceeds of $3.5 million and 243,000 shares of B&PB stock valued at $1.8 million.
No value was assigned to the right to receive a contingent cash payment. The sale resulted in a loss of $2.8 million in 1994 as the sum of the net cash proceeds and value of B&PB stock was less than the book value of Sacramento First.
                       This is page 43 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

INCOME TAXES
     A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 11 of the Notes to the Consolidated Financial Statements. The 1995 and 1994 tax benefits were less than expected principally because of the change in the valuation allowance for deferred taxes. The valuation allowance was increased to offset the Company's deferred tax asset. The Company may not record a deferred tax asset for deductible temporary differences, operating loss or tax credit carryforwards until it is more likely than not that the tax benefits will be realized.

LIQUIDITY

THE COMPANY
     Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on loans, increased deposits and temporary borrowings. The Company had loan commitments of $10,637,000 and standby and commercial letters of credit totaling $425,000 at December 31, 1995. The majority of outstanding loan commitments are not expected to be drawn upon.
     All the outstanding loan commitments were at Sunwest. Sunwest manages its liquidity as well as interest rate risk through an asset and liability management committee. The asset and liability management committee obtains estimates from the bank's loan officers of how much of the commitments will ultimately be funded and when. The committee reviews and evaluates these estimates in conjunction with projections of loan and time deposit run-off, other expected deposit fluctuations and investment maturities. The committee uses the projections to assess liquidity and manage asset levels.
     The Company's liquid asset ratio (the sum of cash, investments available-for-sale and Federal funds sold divided by total assets) was 19% at December 31, 1995 and 23% at December 31, 1994. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.
     The Company's cash and cash equivalents decreased by $1.7 million during 1995. The operating activities increased cash by $1.1 million. The $339,000 net loss was offset by non-cash expenses including a net decrease in receivables, payables and other assets of $722,000, $566,000 of depreciation and amortization and $479,000 of write-downs on real estate owned. Investing activities provided $10.0 million in cash and cash equivalents which consisted primarily of loan decreases of $4.2 million and proceeds from sales of real estate owned of $3.6 million. Net cash of $12.9 million was used in financing activities and consisted almost entirely of decreases in deposits.

THE PARENT COMPANY
     West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by the Order to Cease and Desist ("the C&D") issued by the FDIC and an Order issued by the California Superintendent of Banks (the "State order") without their prior consent.
     During  1995,  West  Coast  did not receive  any  dividends  from  its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1996.
     West Coast's primary sources of cash in 1996 are expected to be from sales of its B&PB stock and Sunwest stock. On March 8, 1996, West Coast received $407,000 of cash from the sale of 46,199 shares of its B&PB stock. West coast has an agreement to
                       This is page 44 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

sell the remaining B&PB shares for approximately $1.5 million. The B&PB shares and any proceeds received from their sale are pledged as collateral for West Coast's guarantee of Sunwest's capital plan. West Coast will request from the FDIC release of these shares during 1996. An agreement to sell 35 shares of Sunwest stock for $2.5 million was entered into between West Coast, Sunwest and Western. Sales of other property are forecasted to provide $50,000 during 1995. Advances from WCV, Inc. are expected to provide approximately $70,000 of cash during 1996 because refunds from the USTF are expected to exceed payments for the restoration of the real estate owned. At December 31, 1995, West Coast had cash totaling $203,000.
    West Coast anticipates cash expenditures during 1996 to consist of debt service payments and other operating expenses. West Coast's projected debt service for 1996 includes quarterly interest payments on the 10% subordinated debentures of $76,000 each, payoff of the other borrowed funds totaling $240,000 and subordinated debentures totaling $3,035,000. Paydowns on the notes payable to affiliates may occur based on cash availability. West Coast anticipates that other operating expenses will be approximately $230,000 during 1996, of which $120,000 relates to salaries and directors' fees that are currently being deferred.
     West Coast's liquidity is limited. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan to be made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations. In the event the above transactions are not completed as contemplated, West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company. See and "ITEM 1. BUSINESS - SUPERVISION AND REGULATION -- AND POTENTIAL AND EXISTING ENFORCEMENT ACTIONS."

CAPITAL RESOURCES AND DIVIDENDS
     Sunwest had a 9.57%, 10.86% and 7.00% Tier 1 risk-based capital, total risk-based capital and leverage ratio at December 31, 1995, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively and above the regulatory orders that require Sunwest to maintain a minimum leverage ratio of 6.5%. Sunwest's capital ratios are above amounts necessary for a depository institution to be deemed to be "Well Capitalized." However, because Sunwest is still subject to regulatory agreements it can only be deemed "Adequately Capitalized."
     The Company had no material commitments for capital expenditures as of December 31, 1995.

ASSET AND LIABILITY MANAGEMENT
     Management of assets and liabilities in terms of rate, maturity and quality has an important effect on liquidity and net interest margin, and rate sensitivity is of particular importance. Rate sensitivity is determined by calculating the ratio of rate sensitive assets to rate sensitive liabilities. Rate sensitivity ratios that are close to one-to-one tend to stabilize earnings and provide a company with flexibility in managing liquidity. Rate sensitivity ratios in which rate sensitive assets exceed rate sensitive liabilities tend to produce an expanded net yield on interest earning assets in rising interest rate environments and a reduced net yield on interest earning assets in declining interest rate environments. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the net yield on interest earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. However, because
                       This is page 45 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the interest sensitivity table set forth below is only a general indicator of interest rate sensitivity.
     The Company had a net asset sensitivity of $32.6 million at December 31, 1995. Market rates of interest increased dramatically during 1994 and held steady during 1995. The Company's net yield on interest-earning assets increased from 6.04% in 1994 to 6.33% in 1995.

    The following table sets forth the interest-earning assets and interest-bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at December 31, 1995:

                                                      Over
                             Two     91       181    One Year  Over
(dollars in               Through  Through  Through  Through   Five
thousands)      Immediate 90 Days 180 Days 365 Days Five Years Years  Total
                -----------------------------------------------------------
INTEREST-EARNING ASSETS
Loans               $27,685 $7,131  $15,419 $13,668 $12,497 $2,600$ 79,000
Investments          15,400  4,071      990   1,270   3,177     -    24,908
                -----------------------------------------------------------
Total interest-     $43,085 $11,202 $16,409 $14,938 $15,674 $2,600$103,908
  earning assets===========================================================

INTEREST-BEARING LIABILITIES
Time certificates of deposit of
  $100,000 or more  $    -  $4,120  $ 2,179 $   903 $   406 $    -  $7,608
Time certificates of deposit
  under $100,000         -   8,509    7,439   5,432     992      -  22,372
Other interest-bearing
  deposits           36,707      -       -       -       -       -  36,707
Other interest-bearing
 liabilities            770      3        3   3,129     677      -   4,582
                -----------------------------------------------------------
Total interest-bearing
  liabilities       $37,477 $12,632 $ 9,621 $ 9,464 $ 2,075 $   -  $71,269
                ===========================================================
Rate sensitive gap  $ 5,608 $(1,430)$ 6,788 $ 5,474 $13,599 $2,600 $32,639
                ===========================================================
Cumulative rate
 sensitive gap      $ 5,608 $4,178  $10,966 $16,440 $30,039 $32,639$32,639
                ===========================================================
Cumulative assets divided
by liabilities      114.96% 108.34% 118.36% 123.76% 142.15%145.80% 145.80%
                ===========================================================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" below for consolidated financial statements filed as a part of this report.

                       This is page 46 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as presented below, the information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS - Election of Directors and - Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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










                       This is page 47 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995

                                   PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

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

         3. Exhibits. Reference is made to the Index of Exhibits at page F-32 for a list of the exhibits filed as part of this re port.

              Executive Compensation Plans and Arrangements. The following compensation plan and arrangement is filed as exhibits to this report: None.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 1995.

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


                       This is page 48 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995


Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.


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


/s/ John B. Joseph          Chairman of the Board,         March 29, 1996
- -------------------         President and
John B. Joseph              Chief Executive Officer
                            (Principal Executive Officer)

/s/ Ronald R. White         Executive Vice President       March 29, 1996
- -------------------         and Director
Ronald R. White

/s/ Frank E. Smith          Chief Financial Officer        March 29, 1996
- -------------------         (Principal Financial
Frank E. Smith              and Accounting Officer)

/s/ J. David Cheshier       Director                       March 29, 1996
- -------------------
J. David Cheshier

/s/ Dr. L. Wayne Gertmenian Director                       March 29, 1996
- -------------------
Dr. L. Wayne Gertmenian

/s/ Thomas A. Jones         Director                       March 29, 1996
- -------------------
Thomas A. Jones

/s/ Lacy G. Marlette, Jr.   Director                       March 29, 1996
- -------------------
Lacy G. Marlette, Jr.
                       This is page 49 of 182 pages
West Coast Bancorp
From 10-K for the year ended December 31, 1995


ITEMS 8, 14(a)(1) and 14(a)(2)



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
West Coast Bancorp and Subsidiaries:

  Consolidated Balance Sheets -
    December 31, 1995 and 1994                                        F-2

  Consolidated Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993                                  F-3

  Consolidated Statements of Changes in Shareholders' Equity for the
    Years Ended December 31, 1995, 1994 and 1993                      F-4

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                  F-5

  Notes to Consolidated Financial Statements                          F-7

  Independent Auditors' Report                                        F-30

  Responsibility for Financial Reporting                              F-31




All schedules are omitted because they are not applicable, not material  or
because   the  information  is  included  in  the  consolidated   financial
statements or the notes thereto.

















                    This is page 50 of 182 pages (F-1)
CONSOLIDATED BALANCE SHEETS             West Coast Bancorp and Subsidiaries
(in thousands, except share data)
                                                          At December 31,
                                                        1995        1994
ASSETS                                           -------------------------
Cash and due from banks                            $  6,507    $   9,437
Interest-bearing deposits with
  financial institutions                              3,933        4,028
Federal funds sold                                   15,400       10,200
Investment securities held-to-maturity -
  approximate fair value of $5,616
  and $5,708 in 1995 and 1994, respectively           5,574        5,868
Investment securities available-for-sale at fair value    -        5,947

Loans and direct lease financing held for sale            -           59
Loans                                                79,000       86,569
Less allowance for possible credit losses            (3,820)      (4,649)
                                                 -------------------------
    Net loans                                        75,180       81,920
                                                 -------------------------
Real estate owned, net                                2,637        4,352
Premises and equipment, net                           1,790        1,790
Net assets held for sale                              1,452        5,351
Other assets                                          1,181        1,401
                                                 -------------------------
                                                   $113,654    $ 130,353
                                                 =========================
LIABILITIES
Deposits:
Demand, non-interest bearing                       $ 35,983    $  36,027
Savings, money market and interest bearing demand    36,699       38,815
Time certificates under $100,000                     22,372       39,134
Time certificates of $100,000 or more                 7,608        5,293
                                                 -------------------------
    Total deposits                                  102,662      119,269

Notes payable to affiliates                             948          720
Other borrowed funds                                    599          171
Other liabilities                                     1,124        1,512
10% Convertible subordinated debentures               3,035        3,035
                                                 -------------------------
    Total liabilities                               108,368      124,707
                                                 -------------------------
Commitments and contingencies
Subsequent event
                                                 -------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value; 30,000,000 shares
  authorized; 9,168,942 and 9,192,942 shares issued
  and outstanding in 1995 and 1994, respectively     30,176       30,200
Securities valuation allowance                            -           (3)
Accumulated deficit                                 (24,890)     (24,551)
                                                 -------------------------
    Total shareholders' equity                        5,286        5,646
                                                 -------------------------
                                                   $113,654    $ 130,353
                                                 =========================
       (See accompanying notes to consolidated financial statements)
                    This is page 51 of 182 pages (F-2)

CONSOLIDATED STATEMENTS OF OPERATIONS West Coast Bancorp and Subsidiaries (in thousands, except loss per share)



                                                Years ended December 31,
                                                1995      1994     1993
INTEREST INCOME                           -------------------------------
Loans, including fees                        $8,648   $14,480  $ 23,490
Federal funds sold                              893       820       718
Investment securities                           623       671       814
Interest-bearing deposits with banks            330       163        56
                                          -------------------------------
    Total interest income                    10,494    16,134    25,078
                                          -------------------------------

INTEREST EXPENSE
Savings, money market and interest
  bearing demand deposits                       768     1,591     2,807
Time certificate deposits under $100,000      1,725     2,162     2,944
Time certificate deposits of $100,000 or more   352       492     1,110
                                          -------------------------------
    Total interest on deposits                2,845     4,245     6,861
Other                                           642       490       546
                                         --------------------------------
    Total interest expense                    3,487     4,735     7,407
                                          -------------------------------
    Net interest income                       7,007    11,399    17,671

Provision for possible credit losses            389     3,297     8,470
                                          -------------------------------
    Net interest income after provision
      for possible credit losses              6,618     8,102     9,201

Other operating income                          958     2,683     3,110
Other operating expenses                      8,537    13,064    23,883
Gain (loss) on liquidation of WCV, Inc.         629      (125)     (550)
Loss on sale of Sacramento First                  -     2,788         -
                                          -------------------------------
    Loss before income taxes                   (332)   (5,192)   (12,122)
Income taxes (benefit)                            7        13       (15)
                                          -------------------------------
Net loss                                       (339)   (5,205)   (12,107)
                                          ===============================
Net loss per common share                    $  (.04) $   (.57)        $
(1.32)
                                          ===============================
Weighted average number of common
  shares outstanding                          9,177     9,193     9,185
                                          ===============================

       (See accompanying notes to consolidated financial statements)
                    This is page 52 of 182 pages (F-3)
CONSOLIDATED STATEMENTS OF CHANGES      West Coast Bancorp and Subsidiaries
IN SHAREHOLDERS' EQUITY



(in thousands)
                              Common Stock   Securities            Share-
                              -------------  Valuation   Accum.    holders'
                              Shares Amount  Allowance   Deficit   Equity
                          ------------------------------------------------
Balance at December 31, 1992
  as previously reported      9,169  $30,176  $  -    $(6,682) $ 23,494
Restated (Note 1)                 -       -      -       (557)     (557)
                          ------------------------------------------------
Balance at December 31, 1992
  as restated                 9,169  30,176      -     (7,239)   22,937
Shares issued to employee        24      24      -          -        24
Net loss                          -       -      -    (12,107)  (12,107)
                          ------------------------------------------------
Balance at December 31, 1993  9,193  30,200      -    (19,346)   10,854
Net loss                          -       -      -     (5,205)   (5,205)
Change in securities
  valuation allowance             -       -     (3)         -        (3)
                          ------------------------------------------------
Balance at December 31, 1994  9,193  30,200   $ (3)   (24,551)    5,646

Net loss                          -       -      -       (339)     (339)
Reversal of shares previously
  issued to employee            (24)    (24)     -          -       (24)
Change in securities
  valuation allowance             -       -      3          -         3
                          ------------------------------------------------
Balance at December 31, 1995  9,169 $30,176   $  -   $(24,890) $  5,286
                          ================================================



       (See accompanying notes to consolidated financial statements)
                    This is page 53 of 182 pages (F-4)
CONSOLIDATED STATEMENTS OF CASH FLOWS    West Coast Bancorp and
Subsidiaries
(in thousands)




     CASH FLOWS FROM OPERATING ACTIVITIES        Years ended December 31,
                                                 1995     1994      1993
                                            ------------------------------
Net loss                                      $ (339) $ (5,205) $(12,107)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation and amortization                   566       821     1,081
 Provision for possible credit losses            389     3,297     8,470
 Net change in receivables, payables
     and other assets                            746     1,880       128
 Gain on sales of loans                         (126)   (1,054)     (825)
 Proceeds from sales of loans
     originated for sale                       1,996     5,359    10,084
 Loans originated for sale                    (1,863)   (4,417)  (10,423)
 Write-down of real estate owned                 479       286     3,469
 Gain on sales of real estate owned             (111)     (309)     (453)
 (Gain) loss on disposal of premises & equipment   -      (144)        -
 (Gain) loss on sale and liquidation
     of subsidiaries                            (629)    2,913       550
                                            ------------------------------
     Net cash provided by (used in)
     operating activities                      1,108     3,427       (26)
                                            ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturity of
 interest bearing balances                     3,854     4,874     1,476
Purchases of interest bearing balances        (3,759)   (5,902)   (4,583)
Proceeds from maturity of
 investment securities                         2,307     3,447    11,706
Purchase of investment securities                  -   (10,587)  (11,914)
Net decrease in loans                          4,167    45,468    38,610
Proceeds from sales of loans                       -     4,490     2,313
Proceeds from sales of real estate owned       3,620     5,278    11,913
Transfer cash equivalents to net
 assets held for sale                              -   (14,023)        -
Proceeds from sales of premises and equipment    205       372         -
Purchases of premises and equipment             (393)     (106)     (614)
Capital expenditures for real estate owned       (37)     (491)     (448)
                                            ------------------------------
 Net cash provided by
     investing activities                      9,964    32,820    48,459
                                            ------------------------------




       (See accompanying notes to consolidated financial statements)
                    This is page 54 of 182 pages (F-5)
CONSOLIDATED STATEMENTS OF CASH FLOWS    West Coast Bancorp and
Subsidiaries
(in thousands)



CASH FLOWS FROM FINANCING ACTIVITIES            Years ended December 31,
                                                1995      1994      1993
                                          --------------------------------
Net decrease in deposits                    $(16,607)  $(67,612)        $
(37,893)
Sale of Sacramento First National Bank        3,512          -         -
Sale of Business & Professional Bank shares                387         -
- -
Borrowings from affiliates                      391        314         -
Repayments of notes payable to affiliates      (163)         -      (117)
Repayment of subordinated debt and other
  borrowed funds                               (322)    (1,107)   (1,442)
                                          --------------------------------
     Net cash used in financing activities  (12,802)   (68,405)  (39,452)
                                          --------------------------------
(Decrease) increase in cash and
  cash equivalents                           (1,730)   (32,158)    8,981
Cash and cash equivalents at
  beginning of year                          23,637     55,795    46,814
                                          --------------------------------
Cash and cash equivalents at end of year    $21,907    $23,637  $ 55,795
                                          ================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
  Interest                                  $ 3,511    $ 5,463  $  7,480
  Income taxes                                    7        (98)      (84)

Supplemental schedule of non-cash
  investing and financing activities:
Transfer of loans to real estate owned        2,236      2,812     6,353
Increase in premises & equipment and
  other borrowed funds to establish
  a capital lease                               378          -         -
Reclassification of other liabilities
  to other borrowed funds                       372          -         -
Assumption of notes payable upon
  possession of real estate owned                 -        931     1,523
Loans made to purchaser of real estate owned      -        309     1,057
Land transferred to prepaid rent for future
  operating lease payment concessions             -        218         -
Assumption of senior mortgage debt by
  purchasers of real estate owned                 -         94         -
Increase in other receivables from
  sales of loans and real estate owned            -          -     1,675
                                          ================================


       (See accompanying notes to consolidated financial statements)
                    This is page 55 of 182 pages (F-6)


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
      West Coast Bancorp, through its remaining active subsidiary Sunwest Bank, provides banking services in Orange County and is subject to competition from other financial institutions. West Coast Bancorp and Sunwest Bank are regulated by certain Federal and State agencies and undergo periodic examinations by those regulatory authorities.

BASIS OF PRESENTATION
      The consolidated financial statements include the accounts of West Coast Bancorp, a bank holding company ("West Coast"), and its subsidiaries (the "Company"). West Coast's primary wholly owned subsidiary is Sunwest Bank ("Sunwest"). West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB") as part of the sales proceeds 14.5% of B&PB common stock. The B&PB stock is included in assets held for sale. The other formerly active subsidiary during the periods presented was WCV, Inc. which ceased operations in November 1992. All inter-company balances and transactions have been eliminated in consolidation.
      All assets and liabilities of Sacramento First are included in "Net assets held for sale" at December 31, 1994 (Note 8). Sacramento First's operating results were included in the consolidated statements of operations for all periods through the measurement date of June 30, 1994.
      In 1995, Sunwest retroactively removed the carrying value of certain assets by a $557,000 charge to retained earnings. The assets were adjusted to fair value in 1985 as a result of West Coast's purchase of Sunwest. The underlying assets for which this fair value adjustment was recorded were either sold in previous years or were no longer considered to have any remaining economic value at December 31, 1992. The effects of such restatement on operations for the years ended December 31, 1994 and 1993 has not been reflected as the amounts would not be material to those years.
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS
      Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance. At December 31, 1995 all interest-bearing deposits with financial institutions matured in less than one year.

INVESTMENT SECURITIES
      The Company's securities portfolios include U.S. Treasury, U.S. federal agency, and mutual fund securities. Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities available-for-sale
                    This is page 56 of 182 pages (F-7)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

 are carried at fair value with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity.
     Securities are classified as held-to-maturity when the Company has the ability and intent to hold the securities to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. The cost of securities sold is based on the specific identification method.
     The Company has no investments classified as trading securities.

LOANS
      Loans are reported at the principal amount outstanding, net of unearned income. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due by ninety days or more with respect to principal or interest. The accrual of interest may be continued on a loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable.
      When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans only when, in the judgment of management, the loan is estimated to be fully collectible. Restructured loans are returned to accrual status when the remaining loan balance, net of any charge-offs related to the renegotiation, is estimated to be fully collectible by management.
       A loan is classified as a restructured loan when certain modifications, such as the reduction of interest rates to below market or forgiveness or deferral of principal payments, are made to contractual terms due to a borrower's financial condition. Certain restructured loan agreements call for additional interest or principal to be paid on a deferred or contingent basis.

LOAN ORIGINATION FEES AND COSTS
      Loan origination fees and direct costs associated with lending are netted, deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method. The amortization of deferred fees and costs is discontinued on loans that are contractually 90 days delinquent. When a loan is paid off, any unamortized net loan origination fees are recognized in interest income. Net deferred loan fees of approximately $373,000 and $371,000 are included as an offset to loans at December 31, 1995 and 1994, respectively.

SALES OF LOANS
      The Company has realized gains from the sale of the guaranteed and unguaranteed portions of Small Business Administration loans. When only a portion of a loan is sold the gain or loss is recognized upon completion of the sale (net of related commissions paid that are directly attributable to the sale) and is based on the difference between the net sales proceeds and the relative fair value of the portion of the loan sold versus the portion of the loan retained.

ALLOWANCE FOR POSSIBLE CREDIT LOSSES
      The  allowance  for possible credit losses is established  through  a provision for possible credit losses charged to operations. Loans and leases are charged against the allowance for possible credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be
                    This is page 57 of 182 pages (F-8)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

  adequate to absorb losses inherent in existing loans, leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio; overall portfolio quality; loan concentrations; specific problem loans, leases and commitments; and current and anticipated economic conditions that may affect the borrowers' ability to pay.
      While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Material estimates relating to the determination of the allowance for possible credit losses are particularly susceptible to significant change in the near term. In addition, both Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible credit losses.
These agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examinations.
      The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single-family loans excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, LTV ratio and condition of collateral property. The Company's impaired loans within the scope of SFAS No. 114 include nonaccrual loans (excluding those collectively reviewed for impairment), certain troubled debt restructurings ("TDRs"), and certain performing loans less than 90 days delinquent ("other impaired loans") that the Company believes it is probable will not be collected in accordance with contractual terms of the loans.
      The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on TDRs and other impaired loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status.
     The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS No. 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses.

REAL ESTATE OWNED
      Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is initially recorded at fair value at the time of foreclosure, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.
      Once real estate is acquired and periodically thereafter, management obtains a valuation and an allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While management uses currently available information to provide for losses on real estate, future additions to the allowance may be necessary based on
                    This is page 58 of 182 pages (F-9)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

future economic conditions. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income.

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

CASH AND CASH EQUIVALENTS
      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with original maturities of less than 90 days and Federal funds sold. Generally, Federal Funds are purchased and sold for one-day periods.

NET LOSS PER SHARE
      The employee stock options, the convertible debentures and common stock warrants were not included in the net loss per share computations as the effects would have been anti-dilutive. Primary shares approximate fully diluted shares.

RECLASSIFICATIONS
     Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. However, SFAS 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of this statement will not have a material impact on the Company's operations.
      In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights", an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with

                    This is page 59 of 182 pages (F-10)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993
servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage
servicing  rights)  based  on their relative  fair  values.   In  addition,
institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are to be stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS 122 will not have a material impact on the Company's operations.
      In November 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires proforma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provision of SFAS 123 for companies choosing to adopt the new
fair   value  based  method  of  accounting  for  stock-based  compensation arrangements  may be adopted immediately and will apply to all transactions
entered  into  in  fiscal years that begin after December  15,  1995.   The
disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995, however disclosure of the proforma net earnings and earning per share, as if the fair value method of accounting of stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company will continue to account for stock-based compensation under APB Opinion 25 and, as a result, SFAS 123 will not have a material impact on the Company's operations.

NOTE 2
RESTRICTED CASH BALANCES
      Non-interest earning cash reserves of $1,115,000 were maintained by Sunwest to satisfy Federal regulatory requirements at December 31, 1995.



                    This is page 60 of 182 pages (F-11)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 3
INVESTMENT SECURITIES

     A summary of investment securities held-to-maturity follows:

                                             December 31, 1995
                             ---------------------------------------------
(in thousands)                            Gross        Gross      Estimated
                                Amortized Unrealized   Unrealized Fair
                                Cost      Gains       Losses      Value
                             ---------------------------------------------
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies
  and corporations              $ 5,574   $ 42      $   -         $5,616
                             =============================================

                                             December 31, 1994
                             ---------------------------------------------
                                          Gross        Gross      Estimated
                                Amortized Unrealized   Unrealized Fair
                                Cost      Gains        Losses     Value
                             ---------------------------------------------
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and corp. $ 5,868   $  -      $(160)        $5,708
                             =============================================

      At December 31, 1995, investment securities held-to-maturity with a book value of $899,000 were pledged as collateral to secure court ordered and public deposits and treasury, tax and loan accounts. Additionally, investment securities held-to-maturity with a book value of $3,176,000 were pledged at Sunwest as collateral for a Federal Funds line of credit with a correspondent bank. There were no sales of investment securities held-to-maturity during 1995 or 1994.

      Maturities of investment securities held-to-maturity at December 31, 1995 are as follows:
                                             Due After One
                                Due In       Year Through
(in thousands)                  One Year     Five Years     Total
                             --------------------------------------
Amortized cost                  $ 2,398      $3,176        $5,574
Estimated fair value              2,398       3,218         5,616
                             ======================================

     At December 31, 1995 the Company had no available-for-sale securities. At December 31, 1994 available-for-sale securities consisted of $1,947,000 of U.S. Treasury securities and $4 million of other securities. The unamortized cost of available-for-sale U.S. Treasury securities were adjusted to the estimated fair value through a $3,000 charge to retained earnings in 1994. All available-for-sale securities at December 31, 1994 matured within one year and none were pledged. There was no gain or loss recognized from sales of available-for-sale securities during 1995 or 1994.



                    This is page 61 of 182 pages (F-12)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 4
LOANS

     A summary of loans follows:

 (in thousands)                                         1995       1994
                                                  -----------------------
Commercial                                          $ 28,479   $ 33,010
Real estate mortgage                                  47,379     49,236
Installment                                            3,515      4,694
Unearned income, discounts and fees                     (373)      (371)
                                                  -----------------------
                                                    $ 79,000   $ 86,569
                                                  =======================

      Loans on which the accrual of interest had been discontinued or reduced at December 31, 1995, 1994 and 1993 amounted to $4,153,000, $5,414,000 and $10,744,000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $326,000, $354,000 and $872,000 in 1995, 1994 and 1993, respectively.
      Restructured loans performing in accordance with their current terms totaled $2,536,000 and $5,850,000 at December 31, 1995 and 1994. Under the
original terms of the restructured loans, interest earned would have totaled $305,000, $540,000 and $648,000 for the years ended December 31, 1995, 1994 and 1993. Under the restructured terms of the loans, interest income recorded amounted to $249,000, $439,000 and $581,000 in 1995, 1994 and 1993, respectively. The Company did not incur any charge-offs in 1995 or 1994 and charged off $605,000 in 1993 in connection with restructured loans. Restructured loans totaling $2,309,000 and $491,000 were on non-accrual status at December 31, 1995 and 1994.
      The Company serviced loans for others totaling $4,749,000, $3,340,000 and $36,273,000 at December 31, 1995, 1994 and 1993 respectively. These loans are not included in the accompanying consolidated balance sheets.
      Loans totaling $7,671,000 at December 31, 1995 were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. There were no purchases of Federal funds from the Federal Reserve Bank during 1995 and 1994.


NOTE 5
ALLOWANCE FOR POSSIBLE CREDIT LOSSES

      A summary of activity in the allowance for possible credit losses follows:

 (in thousands)                                 1995      1994    1993
                                          ------------------------------
Balance at beginning of year                $ 4,649   $ 5,557  $  6,512
Credits charged off                          (2,156)   (4,010)  (10,334)
Recoveries on credits previously charged off    938       648       909
                                          ------------------------------
Net charge-offs                              (1,218)   (3,362)   (9,425)
Provision for possible credit losses            389     3,297     8,470
Transfer to net assets held for sale              -      (843)        -
                                          ------------------------------
Balance at end of year                      $ 3,820   $ 4,649  $  5,557
                                          ==============================


                    This is page 62 of 182 pages (F-13)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

    A summary of investment in impaired loans by type at December 31, 1995 follows:

(in thousands)

    Nonaccrual loans:
      Single family residences               $     185
      Nonresidential real estate mortgage        2,583
      Commercial                                 1,385
    TDR loans                                    2,536
                                             ---------
                                             $   6,689
                                             =========

     The Company had no "other impaired loans" at December 31, 1995. The related impairment valuation allowance at December 31, 1995 was $1,074,000 which is included as part of the allowance for possible credit losses on loans in the accompanying consolidated balance sheets. The provision for losses and any related recoveries are recorded as part of the provision for possible credit losses on loans in the accompanying statements of operations. During the year ended December 31, 1995, the Company's average investment in impaired loans was $8,586,000 and interest income recorded during this period was $409,000 of which $46,000 was recorded utilizing the cash basis method of accounting described above.

NOTE 6
VALUATION ALLOWANCE FOR REAL ESTATE OWNED

     A summary of activity in the valuation allowance for real estate owned follows:

(in thousands)                                 1995       1994       1993
                                        ----------------------------------
Balance at beginning of year               $  777      $3,206     $1,927
Losses charged off                           (664)     (2,715)    (2,190)
Provision for estimated losses                479         286      3,469
                                        ----------------------------------
Balance at end of year                     $  592      $  777     $3,206
                                        ==================================


NOTE 7
PREMISES AND EQUIPMENT

    A summary of premises and equipment follows:

(in thousands)                                            1995      1994
                                                    ----------------------
Premises                                             $     -     $   210
Furniture, fixtures and equipment                      3,554       3,215
Leasehold improvements                                 2,227       2,267
Property under capital leases                            439           -
                                                    ----------------------
                                                       6,220       5,692
Accumulated depreciation and amortization             (4,430)     (3,902)
                                                    ----------------------
                                                     $ 1,790     $ 1,790
                                                    ======================
                    This is page 63 of 182 pages (F-14)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 8
NET ASSETS HELD FOR SALE

     Net assets held for sale at December 31, 1995 represented 203,223 shares of B&PB valued at approximately $7.14 per share. The B&PB stock had a closing price at December 31, 1995 of $9.88 per share or a $2.0 million fair value for West Coast's shares. On January 31, 1996, a 5% stock dividend was effected that increased the shares to 213,384 and decreased the book value to approximately $6.80 per share. At December 31, 1994 net assets held for sale primarily represents all assets and liabilities of Sacramento First as follows:

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
                                                               ===========


NOTE 9
OTHER BORROWED FUNDS

      Other borrowed funds at December 31, 1995 consisted of an agreement for payment of judgment with a former officer totaling $223,000 and a capital lease obligation totaling $376,000. The agreement with the former officer carries interest at 10% and is due on April 15, 1996. The agreement requires, among other things, West Coast to place nine shares 9% of Sunwest stock in escrow to secure payment of said judgment and that one third of any amount refunded by the California Underground Storage Tank Cleanup Fund ("USTF") be paid to the former officer as partial settlement of this judgment. In December, a partial payment of $156,000 was made from USTF proceeds. This payment reduced the required shares of Sunwest Bank stock in escrow to six shares. The capital lease obligation outstanding at December 31, 1995 had a calculated annual interest rate of 45%. Other borrowed funds at December 31, 1994 consisted of encumbrances by senior lien holders against real estate owned being a weighted average rate of interest on the notes outstanding at December 31, 1994 of 6.3% which was paid off during 1995.
                    This is page 64 of 182 pages (F-15)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 10
10% CONVERTIBLE SUBORDINATED DEBENTURES

      The 10% convertible subordinated debentures (the "10% debentures") mature December 15, 1996 and have a conversion price of $7.75 per share until maturity. The 10% debentures are redeemable at the option of the Company at the principal amount for their remaining term. Offering costs of $375,000 have been deferred and are being amortized to expense over the life of the debentures. Amounts owed to affiliates totaled $1.8 million with the remaining $1.2 million owed to non-affiliated parties at December 31, 1995. Also see "NOTE 23 - Condensed Financial Information of Parent Company Only."


NOTE 11
INCOME TAXES

      The Company had a $7,000 and $13,000 State current income tax expense during 1995 and 1994 and a $15,000 State current income tax benefit in 1993. No deferred Federal or State tax expense or benefit was recognized and no current Federal tax expense or benefit was recognized for the three year period ending December 31, 1995.

     The actual income tax expense (benefit) differed from the expected Federal statutory rate as follows:

(in thousands)                                     1995     1994     1993
                                            -------------------------------
Expected tax benefit at 34%                   $ (113)  $(1,765) $ (4,121)
Change in beginning-of-the-year balance of the
  valuation allowance for deferred tax assets     74     1,346     5,361
Net state franchise tax                          (24)     (201)   (1,025)
Adjustment to the valuation allowance for
  deferred tax assets from the sale
  of Sacramento First                              -       606         -
Other                                             70        27      (230)
                                            ------------------------------
                                              $    7   $    13  $    (15)
                                            ==============================

                    This is page 65 of 182 pages (F-16)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

(in thousands)                                              1995     1994
                                                       -------------------
Deferred tax assets
Net operating loss carryforwards                         $5,287   $5,090
Net capital loss carryforwards                            1,297    1,297
Loans, due to allowance for possible credit losses,
  deferred loan origination fees and costs, market
  value adjustment of loans held for sale and leases        789      835
Alternative minimum tax credit carryforwards                508      508
Real estate owned                                           269      353
Loss and expense accruals and other                         319      335
General business tax credit carryforwards                   130      130
                                                      --------------------
Total gross deferred tax assets                           8,599    8,548
Less valuation allowance                                 (8,092)  (8,018)
                                                      --------------------
Net deferred tax assets                                     507      530
                                                      --------------------
Deferred tax liabilities
Deferred State income taxes                                 285        -
Premises and equipment                                      222      530
                                                      --------------------
Total gross deferred tax liabilities                        507      530
                                                      --------------------

Net deferred tax asset                                  $     -   $    -
                                                      ====================

      In 1995 and 1994 the total valuation allowance increased $74,000 and $1,346,000, respectively.
      No current income tax refund receivable or payables existed at December 31, 1995 or 1994.
      The Company had net operating loss carryforwards of $14.0 million for Federal income tax purposes at December 31, 1995 which expire from 2005 to 2010 and $4.6 million for State franchise tax purposes which expire from
2008 to 2010. The Company had a net capital loss carryforward of $2.9 million for Federal and State purposes. The Federal capital loss expires in 2000 versus no expiration for the State capital loss. The Company had general business tax credit carryforwards of $130,000 available for tax purposes at December 31, 1995 which expire from 1997 to 2000. The Company had alternative minimum tax credit carryforwards of $194,000 available for Federal income tax purposes and $314,000 available for State franchise tax purposes at December 31, 1995.


NOTE 12
STOCK OPTION PLAN

      During 1988, the Company adopted the West Coast Bancorp 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan provides for the grant of both options that are incentive options, as well as options that do not qualify as incentive options ("non-qualified options"), to purchase 1,250,000 of authorized but unissued shares of the Company's common stock. All employees, employee directors and non-employee directors of the Company are eligible to receive options. Non-employee directors of the
                    This is page 66 of 182 pages (F-17)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

Company are only eligible to receive non-qualified options. The 1988 Plan is administered by the Board of Directors or a committee thereof, and such board or committee determines the persons to whom options will be granted, the vesting schedule and the purchase price of the common stock subject to each option, provided that such purchase price may not be less than 100% of the fair value of the common stock at the time the option is granted. No options may extend more than ten years from the date of grant. Incentive options to persons owning more than 10% of the total combined voting power of all classes of stock of West Coast or its affiliates shall expire not later than 5 years from the date of grant. The 1988 Plan expires in September 1998.

     A summary of stock option transactions for the 1988 Plan follows:

                                                     Number       Price
                                                     of           per
                                                     Shares       Share
                                                  ------------------------
Options outstanding at December 31, 1992            664,500    $.88-2.75
Canceled                                            (67,500)   1.06-2.75
                                                  ------------------------
Options outstanding at December 31, 1993            597,000     .88-2.75
Canceled                                           (182,000)   1.00-2.75
                                                  ------------------------
Options outstanding at December 31, 1994            415,000     .88-2.75
Canceled                                            (57,500)    .88-2.75
                                                  ------------------------
Options outstanding at December 31, 1995            357,500    1.06-2.75
                                                  ========================
Options exercisable at December 31, 1995            286,000    $1.06-2.75
                                                  ========================


NOTE 13
RELATED PARTY TRANSACTIONS

       Related party receivables and payables are summarized as follows:

                                            Loans      Notes        10%
(in thousands)                            Receivable  Payable    Debentures
                                       -----------------------------------
Balance at December 31, 1993              $   627    $  406      $1,217
Additions                                       -       314           -
Purchase by holders                             -         -         600
Transfer to assets held for sale             (627)        -           -
                                       -----------------------------------
Balance at December 31, 1994                    -       720       1,817
Additions                                       -       389           -
Collections/payments                            -      (161)          -
                                       -----------------------------------
Balance at December 31, 1995              $     -    $  948      $1,817
                                       ===================================

      Loans  receivable  were extensions of credit by Sacramento  First  to certain of its or the Company's directors, officers and/or companies in which they have an interest.
      The notes payable are to certain Officers or Directors or their affiliates. Approximately $468,000 are payable to the Centennial Group, Inc. ("CGI") and its subsidiaries. These are due with interest upon maturity at June 30, 1996 and bear
                    This is page 67 of 182 pages (F-18)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

  interest at prime plus 2%. Various other notes payable are due to Mr. Joseph or affiliates of Mr. Joseph and are due either on demand or in 1996 and bear interest at either prime plus 2% or 10% fixed. On December 31, 1995 prime was 8.5%.
     The 10% debentures represent West Coast's 10% Convertible Subordinated Debentures owned by certain officer/directors and mature in December 1996.
      In the opinion of management, all transactions with related parties are either on terms similar to transactions with non-affiliated parties or on term beneficial to the company as compared with similar transactions with non-affiliated parties.


NOTE 14
OTHER OPERATING INCOME

     A summary of other operating income is as follows:

(in thousands)                                      1995     1994    1993
                                              ---------------------------
Depositor charges                                $  663   $1,063  $1,585
Net gain on sales of loans                          126    1,054     825
Service charges, commissions and fees                65      335     507
Net gain on sales of premises and equipment           -      144       -
Nonrecurring income                                   -        -     100
Other income                                        104       87      93
                                              ---------------------------
                                                 $  958   $2,683  $3,110
                                              ===========================


NOTE 15
OTHER OPERATING EXPENSES

       A summary of other operating expenses is as follows:

 (in thousands)                                     1995     1994    1993
                                              ----------------------------
Salaries and employee benefits                $4,002   $ 6,247  $  9,969
Occupancy                                        982     1,546     2,303
Depreciation and amortization                    566       821     1,081
Data processing                                  434       599       819
Professional services                            385       633       925
Regulatory fees and assessments                  362       666       936
Customer service expense                         350       353       426
Net cost of operation of real estate owned       296        88     3,493
Loss from facility lease adjustment              155         -         -
Stationary and supplies                          153       153       270
Insurance                                        143       232       291
Printing and postage                             112       179       243
Advertising and promotion                        100       178       414
Directors fees                                    54        89       304
Collection                                        41       597       813
Miscellaneous                                    402       683     1,596
                                             -----------------------------
                                              $8,537   $13,064  $ 23,883
                                             =============================


                    This is page 68 of 182 pages (F-19)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 16
GAIN (LOSS) ON LIQUIDATION OF WCV, INC.

     During November 1992, the Board of Directors of WCV, Inc., resolved to liquidate WCV, Inc. The liquidation of WCV, Inc. was substantially completed in 1993. The remaining net liability related to WCV, Inc. of $99,000 at December 31, 1995 is included in other liabilities. In addition to a loss accrual in 1992, losses of $550,000 and $125,000 were recorded in 1993 and 1994, respectively, as compared to a gain of $629,000 recorded in 1995. The losses in 1993 and 1994 relate primarily to expenses associated with disposition of loans and real estate owned including one contaminated property. The gain in 1995 relates to the refund of $469,000 received in November 1995 from the USTF and reversal of future estimated costs based on an expected reimbursement from the USTF.
     An additional refund of $123,000 was received in February 1996 from this claim. This will be recognized as a gain during the first quarter of 1996. Approximately $30,000 of additional past costs are included in other liabilities that WCV, Inc. expects to be reimbursed for with future claim filings. This will be recognized as income when received. Future costs totaling $60,000 are expected to be reimbursed by the USTF.
     WCV, Inc.'s net assets (liabilities) held for sale included in other liabilities at December 31 are as follows:

(in thousands)                                              1995      1994
                                                         -----------------
Cash and Federal Funds sold                               $   14   $   -
Other assets                                                   -       3
Other liabilities                                           (113)   (479)
Accrued loss on liquidation of WCV, Inc.                       -     (16)
                                                         -----------------
                                                          $  (99)  $(492)
                                                         =================


NOTE 17
DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosures About the Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

CASH, INTEREST BEARING BALANCES AND FEDERAL FUNDS
      The carrying values approximate fair value because of the short maturity of these instruments.

INVESTMENT SECURITIES
      For investment securities, fair value is based on quoted market prices.

LOANS AND DIRECT LEASE FINANCING
      For loans and direct lease financing, fair value is estimated using quoted market prices for similar loans. For loans and direct lease financing for which no quoted market price is readily available and for all other loans and direct lease financing, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.


                    This is page 69 of 182 pages (F-20)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

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

      The estimated fair values of the Company's financial instruments are as follows:
                                                        December 31, 1995
                                                      --------------------
                                                                  Estimated
                                                        Carrying  Fair
(in thousands)                                          Amount    Value
                                                      --------------------
Financial assets:
Cash, interest bearing balances and Federal Funds      $25,840  $ 25,840
Investment securities                                    5,574     5,616
Net loans and direct lease financing                    75,180    75,217

Financial liabilities:
Deposits                                               102,662   102,724
Other interest bearing liabilities                       4,582     4,582
                                                       ===================


                                                        December 31, 1994
                                                      --------------------
                                                                  Estimated
                                                        Carrying  Fair
(in thousands)                                          Amount    Value
                                                      --------------------
Financial assets:
Cash, interest bearing deposits and Federal Funds      $23,665  $ 23,665
Investment securities                                   11,815    11,655
Net loans and direct lease financing                    81,979    81,687

Financial liabilities:
Deposits                                               119,269   119,107
Other interest bearing liabilities                       3,926     3,926
                                                       ===================

                    This is page 70 of 182 pages (F-21)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 18
401(k) PROFIT SHARING PLAN

      The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed 500 hours of service. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Once an employee has completed 1,000 hours of service, the Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation. The Company may also make an additional profit sharing contribution on behalf of the eligible employees. The Company's contributions of approximately $66,000, $86,000, and $133,000 were included in salaries and employee benefits in 1995, 1994, and 1993, respectively.


NOTE 19
COMMITMENTS

LEASES
     The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancellable long-term operating leases. Facility lease expense, net of rental income, for the years ended December 31, 1995, 1994 and 1993 was approximately $573,000, $1,034,000 and
$1,530,000, respectively.

      Future minimum lease commitments under all non-cancellable leases at December 31, 1995 are as follows:

                                                Capital        Operating
(in thousands)                                  Leases         Leases
                                                ---------      ---------
Year ending December 31:
  1996                                          $  181         $   658
  1997                                             189             690
  1998                                             197             685
  1999                                             205             653
  2000                                             196             614
Thereafter                                           -           2,217
                                                ---------      ---------
Total minimum lease payments                    $  968         $ 5,517
                                                =========      =========
Less amounts representing interest at
  approximately 45% and executory costs            592               -
                                                ---------      ---------
Present value of minimum capital lease
  payments included in other liabilities        $  376         $     -
                                                =========      =========


FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
       In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingencies include various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1995 and 1994, the Company had standby and commercial letters of credit of $425,000 and $438,000 outstanding and commitments to extend credit, including mortgage warehouse lines of credit, totaling $10,637,000 and $13,075,000, respectively.
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not
                    This is page 71 of 182 pages (F-22)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each
customer's  creditworthiness  on a case  by  case  basis.   The  amount  of
collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include deposits, accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.

NOTE 20
CONTINGENCIES

      In December 1995, a class action lawsuit was brought against Sunwest and two other banks who were custodians of the class action members' IRA accounts. Qualified Pension, Inc. ("QPI") was the administrator of the IRA accounts, and had a contract with Sunwest for Sunwest to open a pooled money market account and also act as custodian of certain non-cash assets. The complaint alleges that QPI and its president misappropriated $9 million or more of the class members' IRA money over a two year period and that some of the money was withdrawn from the accounts maintained at Sunwest without the appropriate written authorization of IRA depositors. The action seeks recovery of the lost funds from Sunwest and the other banks. To date, no formal discovery has commenced and no class has been certified. Sunwest contests the allegations and intends to vigorously defend the lawsuit. Management, based in part upon the opinion of counsel, does not believe the ultimate resolution of this matter will have a material impact on the financial condition or results of operations of the Company.
      The Company is party to various lawsuits which have arisen in the course of business. While it is not possible to predict with certainty the outcome of such litigation, it is the opinion of Company management, based in part upon opinions of counsel, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's consolidated financial statements.


NOTE 21
REGULATORY MATTERS

WEST COAST
     Based upon its examination of West Coast as of September 30, 1993, the FRB and West Coast entered into a Written Agreement that is dated April 11, 1994 (the "Agreement"). The Agreement requires West Coast to, among other things, submit plans to improve the condition of the Company and the Banks and to service its current debt; identify an outside director who shall submit a report that fully documents all management and service fees paid by the Banks since January 1, 1992 including a justification of such services and explain how they are consistent with all applicable policies of West Coast, and refrain from paying dividends, incurring debt, assessing or collecting management or service fees from the Banks or engaging in financial transactions with its affiliates in any one month in excess of $25,000 without the prior approval of the FRB.
     Based upon its examination of West Coast as of September 30, 1995, the FRB concluded that West Coast was in substantial compliance with the Agreement.

SUNWEST
      As a result of its examination as of August 23, 1991, the FDIC issued an Order to Cease and Desist (the "C&D") against Sunwest, effective April 27, 1992 (the "Effective Date"). The C&D requires Sunwest to, among other things, have and retain qualified management; achieve and thereafter maintain a ratio of Tier 1 capital to total assets of at least 6.5%; develop and adopt plans to meet the FDIC's minimum risk-based capital
                    This is page 72 of 182 pages (F-23)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

  requirements and control overhead and other expenses; eliminate from its books certain criticized assets to specified levels; refrain from paying cash dividends without the prior written consent of the FDIC and the California Superintendent of Banks ("Superintendent") and refrain from increasing the amount of brokered deposits above the amount outstanding on the Effective Date and submit to the FDIC and Superintendent a written plan for eliminating Sunwest's reliance on brokered deposits.
      In accordance with the prompt corrective action provisions of the FDICIA, Sunwest submitted to the FDIC a capital restoration plan and West Coast submitted to the FDIC a guaranty of the capital restoration plan. The capital restoration plan was accepted by the FDIC on March 14, 1995.
      To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%.
      As a result of an examination conducted by the California State Banking Department as of March 16, 1992, the Superintendent issued an Order effective November 12, 1992 against Sunwest (the "State Order"). The State Order contains provisions that are substantially similar to the C&D. However, it also required Sunwest to formulate, adopt and implement by December 31, 1992 a comprehensive business plan for restoring Sunwest to a sound condition and to develop and implement by December 31, 1992 a month-by-month budget for 1993 and a profit plan which included, among other things, a plan to improve earnings.
      In addition, Sunwest Bank received three orders during 1994 from the California State Banking Department that its contributed capital was impaired under the provisions of California Financial Code and that the Bank must correct such impairment of its contributed capital within 60 days of the respective order. During 1995, Sunwest received $3.7 million from West Coast increasing Sunwest's capital to the "well capitalized" levels and curing the impairment under the state orders. However, because Sunwest remains subject to regulatory agreements it may only be considered "adequately capitalized".
      Management of Sunwest has taken actions to address the C&D, the State Order and the prompt corrective action provisions of the FDICIA. If the FDIC determines that Sunwest is not in compliance with the C&D, and the prompt corrective action provisions of the FDICIA, it would have various remedies available to it, including the power to assess civil monetary penalties, to remove officers and directors and, ultimately, to place Sunwest and West Coast in receivership or conservatorship. If any of these events were to occur, West Coast's shareholders could suffer the elimination of the value of their investment in the Company.
      In their most recent examinations of Sunwest as of June 30, 1995, the FDIC and the State Banking Department found that Sunwest was in substantial compliance with the provisions of the C&D, the State Order and the Capital Plan. West Coast believes that Sunwest has met the capital requirements of the prompt corrective action provisions of the FDICIA and West Coast intends to request to be released from the guarantee of Sunwest's capital restoration plan.


NOTE 22
DIVIDEND AND ADVANCE RESTRICTIONS

      The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. Such loans or extensions of credit to West Coast must be secured at the time of transaction by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. No loans were permitted from Sunwest at December 31, 1995.
      Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1995 the C&D and State Order preclude Sunwest from paying any cash dividend without prior regulatory approval.
                    This is page 73 of 182 pages (F-24)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

NOTE 23
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

      Following are condensed balance sheets for West Coast Bancorp as of December 31, 1995 and 1994 and condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995:


CONDENSED BALANCE SHEETS
 (in thousands)                                          1995      1994
                                                   ----------------------
Assets
Cash and short-term investments                      $     203  $      8
Investment in:
 Sunwest                                                 8,349     4,775
 Sacramento First (1)                                        -     5,351
 Business & Professional Bank                            1,452         -
 WCV, Inc. (2)                                              98         -
Other assets                                               144       339
                                                    ----------------------
                                                     $  10,246  $ 10,473
                                                    ======================

Liabilities and Shareholders' Equity
Notes payable                                        $   1,171  $    720
10% Convertible subordinated debentures                  3,035     3,035
Other liabilities                                          754     1,072
                                                    ----------------------
Total liabilities                                        4,960     4,827
                                                    ----------------------
Shareholders' equity:
 Common stock                                           30,176    30,200
 Accumulated deficit                                   (24,890)  (24,554)
                                                    ----------------------
Total shareholders' equity                               5,286     5,646
                                                    ----------------------
                                                     $  10,246  $ 10,473
                                                    ======================

(1)  Balances  were  reported  as  "Net  Assets  Held  for  Sale"  in   the
     Consolidated Balance Sheet in 1994.
(2) Balances were reported as a net liability held-for-sale and included in other liabilities in 1994.
                    This is page 74 of 182 pages (F-25)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)                                1995       1994       1993
                                         ---------------------------------
Income
 Income from subsidiaries:
 Management fees                            $    -     $     -  $    517
 Interest                                        -           1         4
 Other interest income                           -           -         6
 Other operating income                         13          97         2
                                         ---------------------------------
                                                13          98       529
                                         ---------------------------------
Expenses
 Interest expense                              474         392       390
 Salaries and employee benefits                239         308       731
 Professional services                          70         155       266
 Provision for possible credit losses            -         (88)      (44)
 Management Fees repaid to Sunwest Bank      3,400           -         -
 Other expenses                                 89           4       422
                                         ---------------------------------
                                             4,272         771     1,765
                                         ---------------------------------
Equity in undistributed net income (loss)
 of subsidiaries (1)                         3,924      (1,781)  (11,145)
Loss on sale of Sacramento First                 -      (2,788)        -
Dividends from:
 Bank subsidiary                                 -           -        70
 Non-bank subsidiary                             -           -        11
                                         ---------------------------------
Loss before income taxes                      (335)     (5,242)  (12,300)
Income taxes (benefit)                           4         (37)     (193)
                                         ---------------------------------
Net loss                                    $ (339)    $(5,205) $(12,107)
                                         =================================

(1)  Includes a $3.4 million management fee
     repayment from West Coast to Sunwest.

                    This is page 75 of 182 pages (F-26)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)                                 1995       1994     1993
                                        ---------------------------------
Cash flows from operating activities
Net loss                                   $  (339)   $(5,205) $(12,107)
Equity in net (income) loss of subsidiaries (3,924)     1,781    11,064
Loss on sale of Sacramento First                 -      2,788         -
                                        ---------------------------------
Net cash used in operating activities       (4,263)      (636)   (1,043)
                                        ---------------------------------
Cash flows from investing activities
Decrease (increase) in advances
  to subsidiaries                              273        (33)      (85)
Capital infusion into Sunwest Bank            (300)         -         -
Decrease in other assets                       195        507        39
                                        ---------------------------------
Net cash provided by (used in)
  investing activities                         168        474       (46)
                                        ---------------------------------
Cash flows from financing activities
Increases (decreases) in notes payable
  and subordinated debt                        140        222       (25)
Increase (decrease) in other liabilities       251        (85)      772
Sale of Sacramento First                     3,511          -         -
Sale of B&PB shares                            388          -         -
                                        ---------------------------------
Net cash provided by financing activities    4,290        137       747
                                        ---------------------------------
Increase (decrease) in cash                    195        (25)     (342)
Cash at beginning of year                        8         33       375
                                        ---------------------------------
Cash at end of year                        $   203     $    8   $    33
                                        =================================


Supplemental schedule of non-cash
  financing activities
Reclassify other liability to Notes Payable $  311     $    -   $     -
Reclassify deferred tax payable to
  net assets held for sale                       -        413         -
Transfer of real estate owned from
  discontinued business                          -          -       336
                                        =================================
Supplemental disclosure of cash
  flow information
Cash paid during the year for interest     $   474     $  392   $   390
                                        =================================
                    This is page 76 of 182 pages (F-27)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993


     West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends by the C&D issued by the FDIC and the State Order issued by the California Department of Corporations without their prior consent.
     During  1995,  West  Coast  did not receive  any  dividends  from  its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1996.
     West Coast's primary sources of cash in 1996 are expected to be from sales of its B&PB stock and Sunwest stock. West Coast has an agreement to sell its B&PB shares with Western Acquisition, L.L.C. ("Western"), an affiliate  of  Hovde Financial Services for $1.9 million.  See  Note  24  -
Subsequent Event. The B&PB shares and any proceeds received from their sale are pledged as collateral for West Coast's guarantee of Sunwest's capital plan. West Coast will request from the FDIC release of these shares during 1996. An agreement to sell 35 shares of Sunwest stock for $2.5 million was entered into between West Coast, Sunwest and Western.
      If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan to be made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations. In the event the above transactions are not completed as contemplated, West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.


NOTE 24
SUBSEQUENT EVENT
     On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,080,000. On consummation of the stock sale contemplated by the agreement, West Coast and Western will own approximately 57% and 43% of Sunwest, respectively. West Coast will record a loss of approximately $400,000 on the sale of the 35 shares of Sunwest stock during the first quarter of 1996. The new 15 shares of Sunwest stock will result in approximately a $100,000 charge to paid-in-capital at West Coast with an offsetting amount for minority interest. This will occur because the selling price of Sunwest stock is $72,000 per share versus a book value of outstanding shares at December 31, 1995 of $83,500 per share. The actual loss on sale will depend on the book value per share of Sunwest Bank at the time of closing. The stock sales are subject to Western obtaining various regulatory approvals.
      West Coast concurrently entered into an agreement with Western on February 29, 1996, which is currently being amended, whereby Western will acquire all of the remaining 213,384 shares of B&PB common stock at $8.81 per share. The sale is to be completed in three phases. Phase one consists of selling 46,199 shares at $8.81 per share by March 8, 1996. Phase two is for 93,007 shares and is to occur by May 28, 1996. Phase three is for 74,178 shares and is to occur by November 15, 1996. Phase two and three are subject to Western being able to come to an agreement with B&PB regarding certain restrictions imposed by B&PB regarding subsequent sale and voting of the shares. Phase three is also subject to Western obtaining certain regulatory approvals. The principals of Western have agreed to lend West Coast on a nonrecourse
                    This is page 77 of 182 pages (F-28)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS West Coast Bncorp & Subs. December 31, 1995, 1994 and 1993


  basis approximately $819,000. The loan will be secured by 12 shares of Sunwest stock. The loan will be due upon the earlier of the sale of Phase II shares, the sale of the shares of the Sunwest common stock to Western or March 31, 1997.
      West Coast's liquidity is limited. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan to be made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations. In the event the above transactions are not completed as contemplated, West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.


NOTE 25
QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows for the three months ended (in thousands, except per share data):


                        March 31   June 30  September 30 December 31 Total
 1995               ------------------------------------------------------
Total interest income    $2,646      $2,634    $2,673   $2,541   $10,494
Total interest expense      871         817       999      800     3,487
Net interest income       1,775       1,817     1,674    1,741     7,007
Provision for possible
  credit losses             178        (116)      152      175       389
Net income (loss) before
  income taxes             (239)        (36)     (320)     263      (332)
Net income (loss)          (239)        (43)     (320)     263      (339)
Net income (loss) per
  common share             (.03)          -      (.04)     .03      (.04)
                    ======================================================


 1994
Total interest income    $5,254      $5,271    $2,913   $2,696   $16,134
Total interest expense    1,553       1,400       892      890     4,735
Net interest income       3,701       3,871     2,021    1,806    11,399
Provision for possible
 credit losses            1,272         872       895      258     3,297
Loss before income taxes (1,384)     (2,025)     (630)  (1,153)   (5,127)
Net loss                 (1,384)     (2,038)     (630)  (1,153)   (5,140)
Net loss per common share  (.15)       (.22)     (.07)    (.13)     (.56)
                    ======================================================

     During the fourth quarter of 1995, West Coast recorded a $629,000 gain from liquidation of WCV, Inc. This resulted from the USTF reimbursement and the expectation that future costs will be reimbursed. During the second quarter of 1994, West Coast recorded a $1.8 million loss on the sale of Sacramento First. An additional charge of $988,000 was added during the fourth quarter of 1994 primarily to reflect a lower valuation basis for the B&PB stock to be received upon closing the transaction.
                    This is page 78 of 182 pages (F-29)

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
West Coast Bancorp
Newport Beach, California:

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.






/s/ KPMG Peat Marwick LLP
- ----------------------------------
Orange County, California
February 29, 1996











                    This is page 79 of 182 pages (F-30)
RESPONSIBILITY FOR FINANCIAL REPORTING

      The consolidated financial statements included in this report are the responsibility of management. These statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the consolidated financial statements. To meet management's responsibility for financial reporting, internal accounting control systems and procedures are designed to provide reasonable assurance at a reasonable cost as to the reliability of financial records. In addition, the Company maintains a program for communicating corporate policy throughout the organization. As a further safeguard, an internal audit staff monitors compliance with these policies and internal accounting control systems and procedures.
      West Coast Bancorp's consolidated financial statements have been audited by KPMG Peat Marwick LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of management, including West Coast Bancorp's internal auditors - both jointly and separately - to discuss financial reporting matters and audit and control functions.






/s/ Frank E. Smith                      /s/ John B. Joseph
- -------------------------------         --------------------------------
Frank E. Smith                          John B. Joseph
Senior Vice President and               Chairman of the Board and
Chief Financial Officer                 President
February 29, 1996                       February 29, 1996














                    This is page 80 of 182 pages (F-31)

                                 EXHIBITS


     Number                     Description                        Page No.

      3.1      Amended  Articles of Incorporation of West  Coast,       *
               filed as Exhibit 3.1(c)

      3.2      Amended  Bylaws  of West Coast, filed  as  Exhibit       *
               3.2(d)

      4.1      Form  of  10%  Convertible Subordinated  Debenture       *
               Indenture,   including  Form  of  10%  Convertible
               Subordinated Debenture Due 1996, filed as  Exhibit
               4.4(a)

      4.2      Amendment  No. 1 to Indenture dated as of  October       *
               26,  1989  by  and  between West Coast  and  First
               Interstate  Bank of California, filed  as  Exhibit
               4.5(c)

     10.1      Form of Indemnification Agreement entered into and       *
               between West Coast and its directors and certain of its officers, filed as Exhibit 10.13(a)

     10.2      Form  of West Coast 1988 Stock Option Plan,  filed       *
               as Exhibit 10.14(b)

     10.3      Promissory Note of West Coast dated as of June 30,       *
               1991  and  payable to The Centennial  Group,  Inc.
               filed as Exhibit 10.4(d)

     10.4      Promissory Note of West Coast dated as of June 30,       *
               1991 and payable to Centennial Capital, Inc. filed as Exhibit 10.5(d)

     10.5      West  Coast  Bancorp  401(k) Profit  Sharing  Plan       *
               Document, Trust and Summary Plan Description (e)

     10.6      West  Coast's  guaranty of Sunwest's 1993  capital       *
               restoration plan (f)

     10.7      Agreement  between West Coast  and  B&PB  to  sell       *
               Sacramento First to B&PB dated June 30, 1994 (g)

     10.8      Promissory note of West Coast dated as of  May  4,       *
               1994  and payable to Pacific Advisors Inc. Pension
               Plan Trust (h)

     10.9      West  Coast's commitment and guaranty of Sunwest's       *
               1994 capital restoration plan (h)

     10.10     West  Coast's  security  agreement  pledging  B&PB       *
               stock to Sunwest Bank (h)

     10.11     Promissory note of West Coast dated as of December     F-36
               14, 1994 and payable to John B. Joseph

                    This is page 81 of 182 pages (F-32)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

     10.12     Promissory note of West Coast dated as of December     F-39
               14, 1994 and payable to Tremont Associates,
               Limited Partnership

     10.13     Promissory note of West Coast dated as of March        F-42
               14, 1995 and payable to John B. Joseph Family
               Trust

     10.14     Promissory note of West Coast Bancorp dated as of      F-45
               March 14, 1995 and payable to Citadel Financial
               Corp.

     10.15     Promissory note of West Coast dated as of              F-48
               September 14, 1995 and payable to Ronald R. White

     10.16     Promissory note of West Coast dated as of              F-50
               September 14, 1995 and payable to Tremont
               Associates, Limited Partnership

     10.17     Promissory note of West Coast dated as of December     F-52
               15, 1995 and payable to John & Suzanne Joseph
               Foundation

     10.18     Promissory note of West Coast dated as of December     F-54
               15, 1995 and payable to Citadel Financial
               Corporation

     10.19     Stock Purchase agreement among Western, West Coast     F-56
               and Sunwest to purchase Sunwest stock

     10.20     Stock Purchase agreement among Western and West        F-180
               Coast to purchase B&PB stock

      21       Subsidiaries of West Coast, filed as Exhibit 22(e)       *

      23       Consent of Independent Auditors                        F-181

      27       Financial Data Schedule                                F-182
                    This is page 82 of 182 pages (F-33)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


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

      (c) to West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 filed with the Commission, and which is incorporated herein by reference

      (d) to West Coast's Annual Report on form 10-K for the fiscal year ended December 31, 1991 filed with the Commission, and which is incorporated herein by reference

      (e) to West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the Commission, and which is incorporated herein by reference

      (f) to West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Commission, and which is incorporated herein by reference

      (g) to West Coast's Quarterly Report on Form 10-Q for the six months ended June 30, 1994 filed with the commission, and which is incorporated herein by reference

      (h) To West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the commission, and which is incorporated herein by reference


* Not Applicable
                    This is page 83 of 182 pages (F-34)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Exhibit 10.11


Promissory Note

Borrower: West Coast Bancorp         Lender: John B. Joseph
          a California Corporation           4770 Campus Drive, Suite 250
          (TIN:  95-3586860)                 Newport Beach, CA 92660
          4770 Campus Drive, Suite 250
          Newport Beach, CA 92660

Principal  Amount:  $75,000.00   Interest Rate:  10.000%    Date  of  Note:
December 14, 1994

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay John B. Joseph ("Lender"), or order, In lawful money of the United States of America, the principal amount of Seventy Five Thousand & 00/100 Dollars ($75,000.00), together with interest at the rate of 10.000% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

Payment. Borrower will pay this loan Immediately upon Lender's demand. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with
                    This is page 84 of 182 pages (F-35)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material advance change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.

Collateral. This Note is secured by A CERTAIN PLAN AND AGREEMENT OF CONSOLIDATION AND MERGER AS AMENDED (THE "PLAN") DATED AS OF JUNE 22, 1994. PURSUANT TO THE PLAN, ON CONSUMMATION THEREOF, THE BANK WILL ISSUE TO
BORROWER  A  WRITING  TERMED  A  CONTINGENT PAYMENT  RIGHT  EVIDENCING  THE
HOLDER'S RIGHT, UNDER CERTAIN CIRCUMSTANCES, TO RECEIVE MONIES IN THE FUTURE. BORROWER HAS OBTAINED, OR DESIRES TO OBTAIN, FROM LENDER THE LOANS AND ADVANCES DESCRIBED IN THE AGREEMENT AND DESIRES TO SECURE REPAYMENT OF SAME BY GRANTING THE LENDER A SECURITY INTEREST IN OR LIEN ON ALL OF BORROWER'S RIGHT, TITLE AND INTEREST IN AND TO (1) THE CONTINGENT PAYMENT RIGHT TO BE ISSUED TO IT UNDER AND PURSUANT TO THE PLAN, AND IN THE PROCEEDS THEREOF AND (2) CERTAIN REAL PROPERTY KNOWN AS 1935 LAS PALAMOS, LA HABRA HEIGHTS, CA.

Line of Credit. This Note evidences a straight line of credit. Once the total amount of principal has been advanced, Borrower is not entitled to further loan advances. Advances under this Note may be requested either orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following

                    This is page 85 of 182 pages (F-36)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

party or parties are authorized to request advances under the line or credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: JOHN B. JOSEPH, President. Borrower agrees to be liable for all sums either (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent; c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; or (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

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

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   John B. Joseph, President
                    This is page 86 of 182 pages (F-37)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Exhibit 10.12


Promissory Note

Borrower: West Coast Bancorp         Lender: Tremont Associates Limited
          a California Corporation           Partnership, a Nevada Limited
          (TIN:  95-3586860)                 Partnership
          4770 Campus Drive, Suite 250            5344 Valencia Drive
          Newport Beach, CA 92660            Orange, CA 92669

Principal  Amount:  $75,880.00   Interest Rate:  10.000%    Date  of  Note:
December 14, 1994

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay Tremont Associates Limited Partnership, A Nevada Limited Partnership ("Lender"), or order, In lawful money of the United States of America, the principal amount of Seventy Five Thousand Eight Hundred Eighty & 00/100 Dollars ($75,880.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from December 14, 1994, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $75,880.00 plus Interest on December 13, 1996. This payment due December 13, 1996, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's
                    This is page 87 of 182 pages (F-38)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note.
(h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.

Collateral. This Note is secured by A CERTAIN PLAN AND AGREEMENT OF CONSOLIDATION AND MERGER AS AMENDED (THE "PLAN") DATED AS OF JUNE 22, 1994. PURSUANT TO THE PLAN, ON CONSUMMATION THEREOF, THE BANK WILL ISSUE TO
BORROWER  A  WRITING  TERMED  A  CONTINGENT PAYMENT  RIGHT  EVIDENCING  THE
HOLDER'S RIGHT, UNDER CERTAIN CIRCUMSTANCES, TO RECEIVE MONIES IN THE FUTURE. BORROWER HAS OBTAINED, OR DESIRES TO OBTAIN, FROM LENDER THE LOANS AND ADVANCES DESCRIBED IN THE AGREEMENT AND DESIRES TO SECURE REPAYMENT OF SAME BY GRANTING THE LENDER A SECURITY INTEREST IN OR LIEN ON ALL OF BORROWER'S RIGHT, TITLE AND INTEREST IN AND TO (1) THE CONTINGENT PAYMENT RIGHT TO BE ISSUED TO IT UNDER AND
                    This is page 88 of 182 pages (F-39)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  PURSUANT TO THE PLAN, AND IN THE PROCEEDS THEREOF AND (2) CERTAIN REAL PROPERTY KNOWN AS 1935 LAS PALOMAS, LA HABRA HEIGHTS, CA.

General Provisions. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   John B. Joseph, President

                    This is page 89 of 182 pages (F-40)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Exhibit 10.13


PROMISSORY NOTE

Borrower: West Coast Bancorp         Lender: John B. Joseph Family Trust
           (TIN:  95-3586860)                 4770 Campus Drive, Suite  100
4770 Campus Drive, Suite 100                 Newport Beach, CA 982660
          Newport Beach, CA 92660

Principal  Amount:   $43,383.00  Interest Rate:   10.00%    Date  of  Note:
March 14, 1995

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay to John B. Joseph Family Trust ("Lender"), or order, In lawful money of the United States of America, the principal amount of Forty Three Thousand Three Hundred Eighty Three & 11/100 Dollars ($43,282.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from March 14, 1995, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $43,383.00 plus Interest on March 13, 1997. This payment due March 13, 1997, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property,
                    This is page 90 of 182 pages (F-41)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.

Collateral. This Note is secured by A CERTAIN PLAN AND AGREEMENT OF CONSOLIDATION AND MERGER AS AMENDED (THE "PLAN") DATED AS OF JUNE 22, 1994. PURSUANT TO THE PLAN, ON CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED BY THE PLAN, THE BANK ISSUED TO BORROWER A WRITING TERMED A CONTINGENT PAYMENT RIGHT EVIDENCING THE HOLDER'S RIGHT, UNDER CERTAIN CIRCUMSTANCES, TO RECEIVE MONIES IN THE FUTURE. BORROWER HAS OBTAINED, OR DESIRES TO OBTAIN, FROM LENDER THE LOANS AND ADVANCES DESCRIBED IN THE AGREEMENT AND DESIRES TO SECURE REPAYMENT OF SAME BY GRANTING THE LENDER A SECURITY INTEREST IN OR LIEN ON ALL OF BORROWER'S RIGHT, TITLE AND INTEREST IN AND TO THE CONTINGENT PAYMENT RIGHT ISSUED TO IT UNDER AND PURSUANT TO THE PLAN, AND IN THE PROCEEDS THEREOF.
                    This is page 91 of 182 pages (F-42)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

General Provisions. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   John B. Joseph, President

                    This is page 92 of 182 pages (F-43)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Exhibit 10.14


Promissory Note

Borrower:  West Coast Bancorp,        Lender: Citadel Financial Corporation
a California Corporation                     a Nevada Corporation
          4770 Campus Drive, Suite 100            1280 Terminal Way, #15
          Newport Beach CA 92660             Reno, NV 89502

Principal  Amount  :   $32,496.00  Interest Rate:  10.00%   Date  of  Note:
March 14, 1996

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay to CITADEL Financial Corporation, a Nevada Corporation ("Lender"), or order, in lawful money of the United States of America, the principal amount of Thirty Two Thousand Four Hundred Ninety Six & 00/100 Dollars ($32,496.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from March 14, 1995, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $32,496.00 plus Interest on March 13, 1997. This payment due March 13, 1997, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e)
                    This is page 93 of 182 pages (F-44)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of Nevada. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of _____ County, the State of Nevada (initial
Here). Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of Nevada.

Collateral. This Note is secured by A CERTAIN PLAN AND AGREEMENT OF CONSOLIDATION AND MERGER AS AMENDED (THE "PLAN") DATED AS OF JUNE 22, 1994. PURSUANT TO THE PLAN, ON CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED BY THE PLAN, THE BANK ISSUED TO BORROWER A WRITING TERMED A CONTINGENT PAYMENT RIGHT EVIDENCING THE HOLDER'S RIGHT, UNDER CERTAIN CIRCUMSTANCES, TO RECEIVE MONIES IN THE FUTURE. BORROWER HAS OBTAINED, OR DESIRES TO OBTAIN, FROM LENDER THE LOANS AND ADVANCES DESCRIBED IN THE AGREEMENT AND DESIRES TO SECURE REPAYMENT OF SAME BY GRANTING THE LENDER A SECURITY INTEREST IN OR LIEN ON ALL OF BORROWER'S RIGHT, TITLE AND INTEREST IN AND TO THE CONTINGENT PAYMENT RIGHT ISSUED TO IT UNDER AND PURSUANT TO THE PLAN, AND IN THE PROCEEDS THEREOF.

General  Provisions.   This Note is payable on demand.   The  inclusion  of
specific default
                    This is page 94 of 182 pages (F-45)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  provisions  or  rights  of Lender shall not preclude  Lender's  right  to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   John B. Joseph, President


                    This is page 95 of 182 pages (F-46)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Exhibit 10.15


Promissory Note

Borrower: West Coast Bancorp         Lender: Ronald R. White
          a California Corporation           1000 E. Cerritos
          (TIN:  95-3586860)                 Anaheim, CA 92805
          4770 Campus Drive, Suite 250
          Newport Beach, CA 92660

Principal  Amount:  $32,496.00   Interest Rate:  10.000%    Date  of  Note:
September 15, 1995

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay Ronald R. White ("Lender"), or order, In lawful money of the United States of America, the principal amount of Thirty Two Thousand Four Hundred Ninety Six & 00/100 Dollars ($32,496.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from September 15, 1995, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $32,496.00 plus Interest on September 14, 1997. This payment due March 13, 1997, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.
                    This is page 96 of 182 pages (F-47)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.
                    This is page 97 of 182 pages (F-48)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


General Provisions. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
John B. Joseph, President


                    This is page 98 of 182 pages (F-49)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

 Exhibit 10.16


Promissory Note

Borrower: West Coast Bancorp         Lender: Tremont Associate
          a California Corporation           A Limited Partnership
          (TIN:  95-3586860)                 4770 Campus Drive, Suite 250
          4770 Campus Drive, Suite 250            Newport Beach, CA 92660
          Newport Beach, CA 92660

Principal  Amount:  $43,383.00   Interest Rate:  10.000%    Date  of  Note:
September 15, 1995

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay Tremont Associate, A Limited Partnership ("Lender"), or order, In lawful money of the United States of America, the principal amount of Forty Three Thousand Three Hundred Eighty Three & 00/100 Dollars ($43,383.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from September 15, 1995, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $43,383.00 plus Interest on September 14, 1997. This payment due March 13, 1997, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or
                   This is page 99 of 182 pages (F-100)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.

General Provisions. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend
                   This is page 100 of 182 pages (F-51)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


 (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   John B. Joseph, President




                   This is page 101 of 182 pages (F-52)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

 Exhibit 10.17


Promissory Note

Borrower:  West  Coast  Bancorp         Lender:  John  and  Suzanne  Joseph
a California Corporation                     Foundation
          (TIN:  95-3586860)                 4770 Campus Drive, Suite 250
          4770 Campus Drive, Suite 250            Newport Beach, CA 92660
          Newport Beach, CA 92660

Principal  Amount:  $43,383.00   Interest Rate:  10.000%    Date  of  Note:
December 15, 1995

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay John and Suzanne Joseph Foundation ("Lender"), or order, In lawful money of the United States of America, the principal amount of Forty Three Thousand Three Hundred Eighty Three & 00/100 Dollars ($43,383.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from December 15, 1995, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $43,383.00 plus Interest on December 14, 1997. This payment due March 13, 1997, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or

                   This is page 102 of 182 pages (F-53)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.

General Provisions. This Note is payable on demand. The inclusion of specific default provisions or rights of Lender shall not preclude Lender's right to declare payment of this Note on its demand. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the

                   This is page 103 of 182 pages (F-54)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

  collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   Frank E. Smith, Chief Financial Officer








                   This is page 104 of 182 pages (F-55)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

Exhibit 10.18


Promissory Note

Borrower: West Coast Bancorp         Lender: Citadel Financial Corp.
          a California Corporation           1000 E. Cerritos
          (TIN:  95-3586860)                 Anaheim, CA 92805
          4770 Campus Drive, Suite 250
          Newport Beach, CA 92660

Principal  Amount:  $32,496.00   Interest Rate:  10.000%    Date  of  Note:
December 15, 1995

Promise to Pay. West Coast Bancorp, a California Corporation ("Borrower") promises to pay Ronald R. White ("Lender"), or order, In lawful money of the United States of America, the principal amount of Thirty Two Thousand Four Hundred Ninety Six & 00/100 Dollars ($32,496.00), together with interest at the rate of 10.000% per annum on the unpaid principal balance from December 15, 1995, until paid in full.

Payment. Borrower will pay this loan on demand, or if no demand is made, In one principal payment of $32,496.00 plus Interest on December 14, 1997. This payment due March 13, 1997, will be for the principal and accrued interest not yet paid. Interest on this Note is computed on a 365/365 simple interest basis; that is, by applying the ratio of the annual interest rate over the number of days in a year, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

Prepayment. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the principal balance due.

Default.  Borrower will be in default if any of the following happens:  (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults
                   This is page 105 of 182 pages (F-56)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

 under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any credit or tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Lender's Rights. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, do one or both of the following:
(a)  increase the interest rate on this Note 5.000 percentage  points,  and
(b) add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses where or not here is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Orange County, the State of California. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. (Initial Here ___________) This Note shall be governed by and construed in accordance with the laws of the State of California.

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

                   This is page 106 of 182 pages (F-57)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

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

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS NOTE.

BORROWER:
WEST COAST BANCORP, a California Corporation

By:_________________________
   Frank E. Smith, Chief Financial Officer

                   This is page 107 of 182 pages (F-58)
West Coast Bancorp
From 10-K for the year ended December 31, 1995





                         STOCK PURCHASE AGREEMENT

                                   AMONG

                       WESTERN ACQUISITIONS, L.L.C.
                          Buffalo Grove, Illinois

                            WEST COAST BANCORP
                         Newport Beach, California

                                    AND

                               SUNWEST BANK
                            Tustin, California




                          dated February 29, 1996

















                   This is page 108 of 182 pages (F-59)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

                         STOCK PURCHASE AGREEMENT



     Stock Purchase Agreement ("Agreement"), dated as of February 29, 1996, by and among Western Acquisitions, L.L.C., an Illinois limited liability company("Western"), West Coast Bancorp, a California corporation and a registered  bank  holding  company  ("West  Coast")  and  Sunwest  Bank,  a
California   corporation  engaged  in  the  commercial   banking   business
("Sunwest").


                      W I T N E S S E T H:


     WHEREAS, the parties hereto desire to provide for Western's purchase of certain shares of the common stock of Sunwest currently owned by West Coast and certain shares of the common stock of Sunwest to be issued by Sunwest on the terms and conditions herein contained;

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements herein contained, the parties hereto do hereby agree as follows:


                     ARTICLE I--DEFINITIONS

     "Act" shall mean the California Corporations Code, as amended.

     "Affiliate" shall mean a person, corporation or similar entity which controls, is controlled by, or is under common control with Western.

     "BHCA" shall mean the Bank Holding Company Act of 1956, as amended.

                   This is page 109 of 182 pages (F-60)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     "Code" shall mean the Internal Revenue Code of 1986, as amended.

     "Commission" shall mean the Securities and Exchange Commission.

     "DOJ" shall mean the Department of Justice.

     "Department" shall mean the Department of Banking of the California Business and Transportation Agency.

     "Effective  Time" shall mean the date and time specified  pursuant  to
Section 2.3 hereof as the effective time of the Purchase (as defined in Section 2.1 hereof).

     "Environmental Claim" means any written notice from any governmental authority or third party alleging potential liability (including, without limitation, potential liability for investigatory costs, cleanup costs, governmental response costs, natural resources damages, property damages, personal injuries or penalties) arising out of, based on, or resulting from the presence, or release into the environment, of any Materials of Environmental Concern.

     "Environmental Laws" means any federal, state or local law, statute, ordinance, rule, regulation, code, license, permit, authorization, approval, consent, order, judgment, decree, injunction or agreement with any governmental entity relating to (1) the protection, preservation or restoration of the environment (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface soil, subsurface soil, plant and animal life or any other natural resource), and/or (2) the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release or disposal of Materials of Environmental Concern. The term "Environmental Law" includes without limitation (1) the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. 9601, et seq; the Resource Conservation and Recovery Act, as amended, 42 U.S.C. 6901, et seq; the Clean Air Act, as amended, 42 U.S.C. 7401, et seq; the Federal Water Pollution Control Act, as amended, 33 U.S.C. 1251, et seq; the Toxic Substances Control Act, as amended, 15 U.S.C. 2601, et seq; the Emergency Planning and Community Right to Know Act, 42 U.S.C. 11001, et seq; the Safe Drinking Water Act, 42 U.S.C. 300f, et seq; and all comparable state and local laws, and (2) any common law (including without limitation common law that may impose strict liability) that may impose liability or obligations for injuries or damages due to, or threatened as a result of, the presence of or exposure to any Materials of Environmental Concern.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.
                   This is page 110 of 182 pages (F-61)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     "FDIA" shall mean the Federal Deposit Insurance Act and the rules and regulations promulgated thereunder.

     "FDIC" shall mean the Federal Deposit Insurance Corporation, or any successor thereto.

     "FFIEC"  shall  mean  the  Federal Financial Institutions  Examination
Council.

     "Financial Code" shall mean the California Financial Code, as amended.

     "FRA" shall mean the Federal Reserve Act, as amended.

     "FRB" shall mean the Board of Governors of the Federal Reserve System.

     "GAAP" shall mean generally accepted accounting principles.

     "Materials of Environmental Concern" means pollutants, contaminants, wastes, toxic substances, petroleum and petroleum products and any other materials regulated under Environmental Laws.

     "New Sunwest Stock" shall mean the shares of Sunwest Common Stock to be issued by Sunwest to Western and to be purchased by Western pursuant to
Section 2.1 hereof.

     "Permit" shall mean the permit required by Section 691 of the Financial Code or any successor provision thereto.

     "Previously Disclosed" shall mean disclosed (i) in a letter dated the date hereof delivered from the disclosing party to the other party specifically referring to this Agreement and describing in reasonable detail the matters contained therein and the section of this Agreement to which such matters pertain, or (ii) a letter dated after the date hereof from the disclosing party specifically referring to this Agreement and describing in reasonable detail the matters contained therein and delivered by the other party pursuant to Section 5.8 hereof.

     "Purchase Consideration" shall mean the aggregate purchase price to be paid at Closing by Western for the Sunwest Stock and the New Sunwest Stock pursuant to Section 2.1 hereof.
                   This is page 112 of 182 pages (F-63)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     "Real Estate Owned" shall mean real estate acquired by foreclosure or by deed-in-lieu of foreclosure, real estate in judgment and subject to redemption and in-substance foreclosures under generally accepted accounting principles.

     "Regulatory Reports" shall mean the quarterly Report of Condition and Income on FFIEC Form 033 ("Call Report") and other periodic reports and all similar documents filed, or required to be filed with the Superintendent, the FDIC and the FRB.

     "Rights" shall mean warrants, options, rights, convertible securities and other arrangements or commitments which obligate an entity to issue or dispose of any of its capital stock or other ownership interests.

     "Securities Act" shall mean the Securities Act of 1933, as amended.

     "Securities Documents" shall mean all reports, offering circulars, proxy statements, registration statements and all similar documents filed, or required to be filed, pursuant to the Securities Laws.

     "Securities Laws" shall mean the Securities Act, the Exchange Act and the rules and regulations of the Commission and the FDIC, as applicable, promulgated thereunder.

     "Subsidiaries" shall mean any corporation, bank, savings association, partnership, joint venture or other organization more than 25% of the stock or ownership interest of which is owned, directly or indirectly, by an entity.

     "Superintendent" shall mean the Superintendent of Banking of the Department.

     "Sunwest Common Stock" shall mean the common stock, no par value per share, of Sunwest.

     "Sunwest Stock" shall mean the shares of Sunwest Common Stock to be purchased from West Coast by Western pursuant to Section 2.1 hereof.

     "Sunwest Subsidiary" shall mean the entity(ies), if any, disclosed by Sunwest pursuant to Section 3.5 hereof.

     "West Coast Financial Statements" shall mean (i) the consolidated balance sheets (including related notes and schedules, if any) of West Coast as of December 31, 1994 and 1993 and the consolidated statements of income, changes in stockholders' equity and cash flows (including related notes and schedules, if any) of West Coast for each of the two years ended December 31, 1994, and 1993 as filed by West Coast in its Securities Documents and (ii) the consolidated balance sheets (including related notes and schedules, if any) of West Coast and the
                   This is page 113 of 182 pages (F-64)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  consolidated statements of income, changes in stockholders' equity and cash flows (including related notes and schedules, if any) of West Coast included in the Securities Documents filed by West Coast with respect to the quarterly and annual periods ended subsequent to December 31, 1994.

     Other terms used herein are defined in the preamble and elsewhere in this Agreement.


                      ARTICLE II--PURCHASE

2.1 Subject to the terms and conditions of this Agreement, at the Effective Time (as defined in Section 2.3 hereof) and in accordance with, as applicable, the Act, the Financial Code, the BHCA, the FDIA and the rules and regulations promulgated thereunder: (a) subject to the provisions of this Section 2.1 and to the provisions of Section 2.2 hereof, West Coast shall sell, transfer, convey and assign and shall deliver to Western and Western shall purchase from and acquire, subject to adjustment as hereinafter provided, all of West Coast's right, title and interest in thirty-five (35) shares of the Sunwest Common Stock (the "Sunwest Stock") owned and held of record as of the date hereof by West Coast for a purchase price of Seventy-Two Thousand Dollars and No Cents ($72,000.00) per share, or an aggregate purchase price of Two Million Five Hundred Twenty Thousand Dollars and No Cents ($2,520,000.00) and (b) subject to the provisions of this Section 2.1 and to the provisions of Section 2.2 hereof, Sunwest shall offer for sale to Western and Western shall purchase from Sunwest fifteen
(15) shares of Sunwest Common Stock to be issued by Sunwest to Western (the "New Sunwest Stock") at the Effective Time for a purchase price of Seventy-Two Thousand Dollars and No Cents ($72,000.00) per share, or an aggregate purchase price of One Million Eighty Thousand Dollars and No Cents ($1,080,000.00), such purchase transactions referred to in (a) and (b) hereof collectively hereinafter referred to as the "Purchase." In the event, after the date hereof but prior to the Effective Time, West Coast purchases additional shares of Sunwest Common Stock, West Coast shall sell, transfer, convey and assign and shall deliver to Western and Western shall purchase from and acquire all of West Coast's right, title and interest in such number of such additional shares of Sunwest Common Stock (the "Additional Stock") which, together with the Sunwest Stock and the New Sunwest Stock to be purchased pursuant to this Section 2.1, equals not less than 43.48 percent of the then issued and outstanding shares of the Sunwest Common Stock and, upon the occurrence of the foregoing event, the term "Sunwest Stock" to be purchased by Western pursuant to 2.1(a) hereof shall be deemed to include such Additional Stock. In the event any such Additional Stock is purchased pursuant hereto, the aggregate purchase price for the Sunwest Stock shall be adjusted and shall equal Two Million Five Hundred Twenty Thousand Dollars and No Cents ($2,520,000.00) plus the aggregate of the per share purchase price paid by West Coast for the Additional Stock.
                   This is page 115 of 182 pages (F-61)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     The Purchase Consideration shall be paid by Western (x) to West Coast, if for the purchase of shares pursuant to 2.1(a) hereof and (y) to Sunwest, if for the purchase of any shares pursuant to 2.1(b) hereof.

2.2  Repricing of Sunwest Stock and New Sunwest Stock

     (a) In the event that the total equity capital of Sunwest (as such capital would be required to be reflected in item 13 of Schedule RI-A - Changes in Equity Capital of a Call Report if such a Call Report were then due) as of the date immediately prior to the date of the Effective Time (the "Closing Equity Capital") is less than such total equity capital of Sunwest as reported in Sunwest's December 31, 1995 Call Report (the "Opening Equity Capital"), the purchase price per share to be paid by Western for the Sunwest Stock (other than the Additional Stock, if any) and the New Sunwest Stock at the Closing shall be reduced to an amount equal to 85.73% times the quotient obtained by dividing the Closing Equity Capital by 100 (the "Adjusted Per Share Purchase Price"). In the event of any such adjustment to the per share purchase price of the Sunwest Stock (other than the Additional Stock, if any) and the New Sunwest Stock as required by this Section 2.2(a), the aggregate purchase price to be paid by Western for each of the Sunwest Stock (other than the Additional Stock, if any) and the New Sunwest Stock pursuant to Section 2.1 hereof shall be determined by multiplying the number of shares of Sunwest Stock (other than the Additional Stock, if any) and the number of shares of the New Sunwest Stock, respectively, by the Adjusted Per Share Purchase Price.

     (b)   In the event the total equity capital of Sunwest as reported  in
Sunwest's December 31, 1996 Call Report less the sum of (i) the amount of any capital contributed by West Coast to Sunwest between the date of this Agreement and December 31, 1996 and (ii) the amount of consideration paid by Western for the New Sunwest Stock (the "Year End Equity Capital") exceeds the lesser of the Opening Equity Capital or the Closing Equity
Capital by more than Five Hundred Thousand Dollars and No Cents ($500,000.00), Western shall pay to West Coast an amount equal to the Year End Equity Capital less the sum of (x) the lesser of the Opening Equity Capital or the Closing Equity Capital and (y) Five Hundred Thousand Dollars and No Cents ($500,000.00) multiplied by .434785 (the "Excess Capital"). Such amount shall be paid by Western within five (5) business days after receipt from Sunwest of a copy of its December 31, 1996 Call Report and a statement setting forth the calculation of the Excess Capital. Such amount shall be payable by wire transfer in immediately available funds to an account designated in writing by West Coast.
                   This is page 117 of 182 pages (F-68)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


2.3  Closing; Effective Time

     A closing (the "Closing") shall take place at 10:00 a.m. on a business day designated by Western in a written notice given to West Coast and Sunwest which shall be a day within three (3) business days following the satisfaction or waiver, to the extent permitted hereunder, of the conditions to the consummation of the Purchase specified in Section 6.1 of
Article VI of this Agreement, at the offices of West Coast, or at such other place, at such other time, or on such other date as the parties may mutually agree upon. At the Closing, there shall be delivered to Western, West Coast and Sunwest the certificates and other documents required to be delivered under Article VI hereof. The "Effective Time" shall be 10:00 a.m. (Pacific Standard Time) on the date of Closing or as otherwise specified by law, in accordance with the provisions of, as applicable, the Act, the BHCA, the Financial Code, the FDIA and the rules and regulations thereunder.


2.4  Delivery of Stock

     Upon delivery by Western of the Purchase Consideration, West Coast and Sunwest, as the case may be, shall deliver to Western the certificates for the Sunwest Stock duly endorsed in the name of Western and the certificates for the New Sunwest Stock.


          ARTICLE III--REPRESENTATIONS AND WARRANTIES
                    OF WEST COAST AND SUNWEST


     West Coast and Sunwest represent and warrant to Western as follows provided, however, that, notwithstanding anything to the contrary contained herein, Sunwest shall only be deemed to have made representations and warranties concerning itself and not West Coast alone or on a consolidated basis:

3.1  Capital Structure

     The authorized capital stock of Sunwest consists of 1,000,000 shares of Sunwest Common Stock and 1,000,000 shares of serial preferred stock (the "Sunwest Preferred Stock"). As of the date hereof, there are 100 shares of Sunwest Common Stock issued and outstanding, no shares of the Sunwest Preferred Stock issued and outstanding, and no shares of Sunwest Common Stock or of the Sunwest Preferred Stock are directly or indirectly held as treasury stock by Sunwest. All outstanding shares of Sunwest Common Stock have been duly authorized and validly issued and are fully paid and nonassessable except to the extent and in the manner provided in the Financial Code, and when issued, the New Sunwest Stock will be duly authorized and validly issued and will be fully paid and nonassessable except to the extent and in the manner provided in the Financial Code. As of the date hereof, except as Previously Disclosed, there are no Rights authorized, issued or outstanding with respect to the capital stock of Sunwest. None of the shares of Sunwest capital stock has been issued in violation of the preemptive rights of any person, firm or entity.
                   This is page 118 of 182 pages (F-69)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



3.2  Organization, Standing and Authority of West Coast

     West Coast is a California corporation duly organized, validly existing and in good standing under the laws of the State of California with full corporate power and authority to own or lease all of its properties and assets and to carry on its business as now conducted. West Coast has delivered to Western true and complete copies of the Articles of Incorporation and Bylaws of West Coast as in effect as of the date hereof.

3.3  Ownership of Sunwest

     Except as Previously Disclosed, the outstanding shares of the capital stock of Sunwest are directly owned by West Coast free and clear of all liens, claims, encumbrances, charges, restrictions or rights of third parties of any kind whatsoever. Except as Previously Disclosed, there are no agreements, understandings or commitments relating to the right of West Coast to vote or to dispose of said shares or other ownership interests.

3.4  Organization, Standing and Authority of Sunwest

     Sunwest is a California corporation engaged in the commercial banking business, duly organized, validly existing and in good standing under the laws of the State of California. Sunwest (i) has full power and authority to own or lease all of its properties and assets and to carry on its business as now conducted, and (ii) is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such qualification and where the failure to be so licensed, qualified or in good standing would have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest. Sunwest has heretofore delivered to Western true and complete copies of the Articles of Incorporation and Bylaws of Sunwest as in effect as of the date hereof.
                   This is page 119 of 182 pages (F-70)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


3.5  Ownership of Sunwest Subsidiary

     Except as Previously Disclosed, Sunwest has no direct or indirect Subsidiary, nor does it own directly or indirectly more than 10% and less than 25% of the equity of any corporation, bank, savings association, partnership, joint venture or other organization. Except as Previously
Disclosed and except for securities and other interests taken in consideration of debts previously contracted or taken as security for loans or other indebtedness or obligations owed to Sunwest, Sunwest does not own or have the right to acquire, directly or indirectly, any outstanding capital stock or other voting securities or ownership interests of any corporation, bank, savings association, partnership, joint venture or other organization.

3.6  Authorized and Effective Agreement

     (a) Each of West Coast and Sunwest has all requisite corporate power and corporate authority to enter into this Agreement and (subject to receipt of all necessary governmental approvals) to perform all of its obligations under this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of West Coast and Sunwest. This Agreement has been duly and validly executed and delivered by West Coast and Sunwest and constitutes a legal, valid and binding obligation of West Coast and Sunwest which is enforceable against each of West Coast and Sunwest, as the case may be, in accordance with its terms, subject, as to enforceability, to bankruptcy, receivership, conservatorship, insolvency and other laws of general applicability relating to or affecting the rights of creditors of companies that are bank holding companies and FDIC-insured banking companies and to general equity principles.

     (b) Except for consents and approvals of, filings or registrations with, notices to or non-objections by, as applicable, the Superintendent, the FDIC, the FRB, the DOJ, and state securities administrators under the blue sky laws, no consents or approvals of, or filings or registrations with, or notices to any governmental body or authority are necessary on behalf of West Coast or Sunwest in connection with (i) the execution and delivery by West Coast and Sunwest of this Agreement or (ii) the consummation by West Coast and Sunwest, as applicable, of the transactions contemplated hereby.
                   This is page 120 of 182 pages (F-71)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (c) Except as Previously Disclosed, neither the execution and delivery of this Agreement nor consummation of the transactions contemplated hereby nor compliance by West Coast and Sunwest with any of the provisions hereof (i) conflict with or result in a breach of any provisions of the Articles of Incorporation or Bylaws of West Coast or Sunwest, (ii) violate, conflict with or result in a breach of any term, condition or provision of, or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of West Coast or Sunwest pursuant to, any material note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which West Coast or Sunwest or by which either of its properties or assets may be bound or affected which breach, violation or default would have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or which would affect the Sunwest Stock, or (iii) subject to receipt of all required governmental approvals, violate any order, writ, injunction, decree, statute, rule or regulation applicable to West Coast or Sunwest.

3.7  Shareholder Communications and Regulatory Reports

     (a) West Coast has previously delivered or made available to Western a complete copy of all Securities Documents filed by West Coast pursuant to the Securities Laws or mailed by West Coast to its shareholders as a class since January 1, 1994. Such Securities Documents did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, at the time and in light of the circumstances under which they were made, not misleading, provided that information as of a later date shall be deemed to modify information as of an earlier date.

     (b) Since January 1, 1994, except as Previously Disclosed or with respect to exceptions which are not material, each of West Coast and Sunwest has duly filed with the Superintendent, the FDIC and the FRB, as the case may be, in correct form the Regulatory Reports required to be filed under applicable laws and regulations and such Regulatory Reports were in all material respects complete and accurate and in compliance with the requirements of applicable laws and regulations, provided that information as of a later date shall be deemed to modify information as of an earlier date; and each of West Coast and Sunwest has previously delivered or made available to Western accurate and complete copies of all such Regulatory Reports. Except as Previously Disclosed in connection with the most recent examinations of West Coast and Sunwest by the Superintendent, the FDIC and the FRB, neither West Coast nor Sunwest was required to correct or change any action, procedure or proceeding which either West Coast or Sunwest believes in good faith has not been now corrected or changed as required.
                   This is page 121 of 182 pages (F-72)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


3.8  Financial Statements

     (a) West Coast has delivered to Western accurate and complete copies of the West Coast Financial Statements which, in the case of the consolidated balance sheets of West Coast as of December 31, 1994 and 1993 and the consolidated statements of income, changes in stockholders' equity and cash flows of West Coast for each of the two years ended December 31, 1994 and 1993, are accompanied by the audit reports of KPMG Peat Marwick, L.L.P., independent public accountants with respect to West Coast. West Coast has also delivered to Western an accurate and complete copy of the unaudited West Coast financial statement for the year ended December 31, 1995. The West Coast Financial Statements have been prepared in accordance with GAAP and fairly present in all material respects, as the case may be, the consolidated financial condition of West Coast as of the respective dates set forth therein, and the consolidated results of operations, shareholders' equity and cash flows of West Coast for the respective periods or as of the respective dates set forth therein subject, in the case of interim financial statements, to the adjustments which have been Previously Disclosed, all of which are normal recurring year-end adjustments and none of which are material, and the absence of notes thereto. The consolidated audits of West Coast have been conducted in accordance with generally accepted auditing standards.

     (b) The books and records of West Coast and Sunwest are being maintained in material compliance with applicable legal and accounting requirements, and such books and records accurately reflect in all material respects all dealings and transactions in respect of the business, assets, liabilities and affairs of West Coast and Sunwest.

     (c) Except and to the extent set forth (i) in any matters Previously Disclosed relating to any of the other representations and warranties in this Agreement, and/or (ii) in the notes to the West Coast Financial Statement for the year ended 1994 and/or in the notes to any Form 10-Q or 8-K of West Coast or in any Call Report of Sunwest for any period ended subsequent to December 31, 1994, and except for liabilities incurred since December 31, 1995 in the ordinary course of business, Sunwest does not have any liabilities, whether absolute, accrued, contingent or otherwise, material to the financial condition, results of operations, business or prospects of Sunwest which are not reflected, disclosed or provided for in the unaudited West Coast financial statement for the year ended December 31, 1995 and in the Sunwest Call Report for December 31, 1995.

3.9  Material Adverse and Other Changes

     There has not occurred any material adverse change in West Coast's consolidated financial condition, results of operations, business or prospects since December 31, 1995 through the date of this Agreement which would adversely affect West Coast's ability to consummate the transactions contemplated hereby. There has not occurred any material adverse change in Sunwest's financial condition, results of operation, business or prospects since December 31, 1995, other than changes resulting from or attributable to changes in laws or regulations, generally accepted accounting principles or interpretations of either thereof that affect the banking industry generally or reasonable expenses incurred by Sunwest in connection with the transactions contemplated by this Agreement and attributable to the New Sunwest Stock. Except as Previously Disclosed, neither West Coast nor Sunwest has taken any action subsequent to December 31, 1995 which if taken after the date hereof would violate the provisions of Section 5.5 hereof.
                   This is page 122 of 182 pages (F-73)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



3.10 Environmental Matters

     (a) Except as Previously Disclosed, to the best knowledge of Sunwest, Sunwest is in compliance with all Environmental Laws, except for any violations of any Environmental Laws which would not singly or in the aggregate, have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest. Sunwest has not received any communication alleging that Sunwest is not in such compliance and, to the best knowledge of Sunwest and except as Previously Disclosed, there are no present circumstances that would prevent or interfere with the continuation of such compliance.

     (b) Except as Previously Disclosed and to the best knowledge of Sunwest, none of the properties owned, leased or operated by Sunwest as of the date hereof has been or is in violation of or liable under any Environmental Law, except for any violations of any Environmental Laws which would not singly or in the aggregate, have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest. To the best knowledge of Sunwest and except as Previously Disclosed, there has been no disposal or release of any Materials of Environmental Concern on, under or from such properties.

     (c) Except as Previously Disclosed, Sunwest has no actual knowledge of any past or present actions, activities, circumstances, conditions, events or incidents that could reasonably be expected to result in the imposition of any material liability arising under any Environmental Law against Sunwest.

     (d) West Coast and Sunwest have Previously Disclosed any environmental studies conducted by either of them, on the behalf of either of them or as to which either of them has possession during the past five years with respect to any properties owned, leased or operated by Sunwest as of the date hereof.

(e) Except as Previously Disclosed, neither West Coast nor Sunwest has received any written communication issued by any governmental authority nor has West Coast or Sunwest provided any written communication to any governmental authority which written communication states that there have been Materials of Environmental Concern disposed or released on, under or from any real property in which Sunwest has a security interest in or that there is any Environmental Claim in connection with such properties which, individually or in the aggregate, could have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest.


3.11 Allowance for Loan Losses and Real Estate Owned
                   This is page 123 of 182 pages (F-74)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     The allowance for loan losses reflected in the most recent Regulatory Report of Sunwest is, in the opinion of Sunwest's management, adequate in all material respects as of their respective dates under the requirements of GAAP to provide for reasonably anticipated losses on outstanding loans net of recoveries. Except as Previously Disclosed, neither West Coast nor Sunwest has become aware, or been advised by the examination staff of the Department, the FDIC or the FRB, of the need for Sunwest to make additional specific provisions for reserves or loan losses. The Real Estate Owned reflected on the most recent Regulatory Report of Sunwest is carried at the lower of cost or fair value, less (or with a valuation allowance for) estimated costs to sell, as required by GAAP.

3.12       Tax Matters

     (a) Except as Previously Disclosed, during the three years prior hereto, each of West Coast and Sunwest has timely filed or caused to be filed with the appropriate government entity all tax returns and reports required to be filed, including income, withholding, employment, and estimated tax and informational returns ("Tax Returns") and no Tax Returns have been amended. Except as Previously Disclosed, all Tax Returns are true, correct, and complete in all material respects. To the best knowledge of West Coast and Sunwest, there are no grounds for assertion of any understatement penalty under Section 6661 of the Code (prior to repeal) or Section 6662 of the Code, except penalties, if imposed, which would not have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest.

     (b) All Taxes (whether or not reflected in Tax Returns as filed) payable by West Coast with respect to all periods reflected on Tax Returns have been timely and fully paid (except for Taxes Previously Disclosed not yet due or which have been contested in good faith, or where the failure to timely file would not have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest) and, to the best knowledge of West Coast, there are no grounds for the assertion or assessment of any additional Taxes against West Coast or its assets with respect to such periods. The U.S. federal income Tax Returns of West Coast have never been audited by the Internal Revenue Service and, to the best knowledge of West Coast, there are no audits of any Tax Returns pending or threatened. There is no waiver of any statute of limitations in effect with respect to any Tax Returns and there are currently no agreements in effect with respect to West Coast to extend the period of limitations for the assessment or collection of taxes.

     (c) The consolidated balance sheet of West Coast at September 30, 1995 and, to the best knowledge of West Coast, the unaudited consolidated balance sheet of West Coast at December 31, 1995 provide an adequate reserve for all Taxes due or to become due up to and including such date, whether or not a Tax Return has been filed for such period, except for Taxes which in the aggregate are not material.
                   This is page 125 of 182 pages (F-76)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     (d) Except as Previously Disclosed, West Coast is not required to include in income any adjustment under Section 481(a) of the Code by reason of a change in accounting method initiated by West Coast and the Internal Revenue Service has not proposed any such adjustment or change in accounting method. West Coast does not have pending any private letter ruling with the Internal Revenue Service.

     (e)   No  consent  has been filed relating to West Coast  pursuant  to section 341(f) of the Code or agreed to have Section 341(f)(2) of the Code apply.

     (f) Except as Previously Disclosed, neither West Coast nor Sunwest is a party to or bound by any tax allocation agreement, tax sharing agreement or tax indemnification agreement.

     As used in this Agreement, "Taxes" means all taxes, charges, fees, levies, or other like assessments, including without limitation income, gross receipts, ad valorem, value added, premium, excise, real property, personal property, windfall profit, sales, use, transfer, license, withholding, employment, payroll, bank, and franchise taxes imposed by: the United States or any other nation, state, or bilateral or multilateral governmental authority, any local governmental unit or subdivision thereof, or any branch, agency, or judicial body thereof; and shall include any interest, fines, penalties, assessments, or additions to tax resulting from, attributable to, or incurred in connection with any such Taxes or any contest or dispute thereof.

3.13 Legal Proceedings

     Except as Previously Disclosed, there are no actions, suits, claims, governmental investigations or proceedings instituted, pending or, to the best knowledge of West Coast and/or Sunwest, threatened (or unasserted but considered by West Coast and/or Sunwest probable of assertion and which if asserted would have at least a reasonable probability of a materially unfavorable outcome) (a) against West Coast and/or Sunwest or against any asset, interest or right of either of West Coast or Sunwest or against any officer, director or employee in such capacity of either that in any such case, if decided adversely, could have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or on the ability of West Coast to consummate the transactions contemplated hereby or (b) challenging this Agreement or any of the transactions contemplated hereby. Neither West Coast nor Sunwest is a party to any order, judgment or decree which has or could have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or which would otherwise adversely effect either West Coast's or Sunwest's ability to consummate the transactions contemplated hereby.
                   This is page 126 of 182 pages (F-77)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


3.14 Compliance with Laws

     (a) Each of West Coast and Sunwest has all permits, licenses, certificates of authority, orders and approvals of, and has made all filings, applications and registrations with, federal, state, local and foreign governmental or regulatory bodies that are necessary in order to permit it to carry on its business as it is presently being conducted and the absence of which could have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or on the ability of West Coast to consummate the transactions contemplated hereby; all such permits, licenses, certificates of authority, orders and approvals are in full force and effect, and, to the best knowledge of West Coast and Sunwest, no suspension or cancellation of any of the same is threatened.

     (b) Neither West Coast nor Sunwest is in material violation of its Articles of Incorporation, Bylaws, or of any applicable federal, state or local law or ordinance or any order, rule or regulation of any federal, state, local or other governmental agency or body (including, without limitation, all banking, securities, municipal securities, safety, health, environmental, zoning, anti-discrimination, antitrust, and wage and hour laws, ordinances, orders, rules and regulations) (collectively "Laws"), or in default with respect to any order, writ, injunction or decree of any court, or in default under any order, license, regulation or demand of any governmental agency, any of which violations or defaults could have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or on the ability of West Coast to consummate the transactions contemplated hereby; and, except as Previously Disclosed, neither West Coast nor Sunwest has received any notice or communication from any federal, state or local governmental authority asserting that West Coast or Sunwest is in violation of any of the foregoing. Except as Previously Disclosed, neither West Coast nor Sunwest is subject to any regulatory or supervisory cease and desist order, agreement, written directive, memorandum of understanding or written commitment (other than those of general applicability to all banks and bank holding companies issued by governmental authorities), and except as Previously Disclosed, neither West Coast nor Sunwest has received any written communication requesting that it enter into any of the foregoing.

3.15 Deposit Insurance and Other Regulatory Matters

     The deposit accounts of Sunwest are insured by the Bank Insurance Fund administered by the FDIC to the maximum extent permitted by the FDIA, and Sunwest has paid all premiums and assessments required by the FDIA and the regulations thereunder.

3.16 Compliance with Certain Agreements
                   This is page 127 of 182 pages (F-78)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     Except as Previously Disclosed, neither West Coast nor Sunwest is in material non-compliance, which non-compliance would have a material adverse effect on the financial condition, results of operations, business or prospects of West Coast on a consolidated basis on the one hand or of Sunwest on the other hand or the transactions contemplated hereby, under any regulatory or supervisory cease and desist order, agreement, written directive, memorandum of understanding or written commitment (other than those of general applicability to banks or bank holding companies issued by governmental authorities).

3.17 Employee Benefit Plans

     (a) Sunwest has Previously Disclosed all stock option, employee stock purchase and stock bonus plans, qualified pension or profit-sharing plans, any deferred compensation, bonus or group insurance contract, any plan or policy providing for "fringe benefits" to its employees (including but not limited to, vacation, disability, sick leave, medical, hospitalization, life insurance and other insurance plans and related benefits), any employment or consulting agreement and any other incentive, welfare or employee benefit plan or agreement maintained for the benefit of directors, former directors, employees or former employees of Sunwest, and Sunwest has furnished to Western accurate and complete copies of the same together with
(i) the most recent actuarial and financial reports prepared with respect to any qualified plans, (ii) the most recent annual reports filed with any governmental agency, and (iii) all rulings and determination letters and any open requests for rulings or letters that pertain to any qualified plan, and (iv) general notification to employees of their rights under Code
Section 4980B and form of letter(s) distributed upon the occurrence of a qualifying event described in Code Section 4980B, in the case of a Plan that is a "group health plan" as defined in Code Section 162(i). There are no negotiations, demands or proposals which are pending or have been made which concern matters now covered, or that would be covered, by the employee benefit plans.

     (b) None of Sunwest, any pension plan maintained by it and qualified under Section 401 of the Code or, to the best of Sunwest's knowledge, any fiduciary of such plan has incurred any material liability to the Pension Benefit Guaranty Corporation (the "PBGC") or the Internal Revenue Service with respect to any employees of Sunwest, except liabilities to the PBGC pursuant to Section 4007 of ERISA, all of which have been fully paid. To the best of Sunwest's knowledge, no reportable event, except reportable events for which the 30-day notice requirement has been waived By PBGC Regulation 2615, under Section 4043(b) of ERISA has occurred with respect to any such pension plan.

     (c) Sunwest (i) does not participate in nor has it ever participated in a multi-employer plan (as such term is defined in ERISA), (ii) has not been a member of a controlled group which contributed to a multi-employer plan, nor (iii) has it been under common control with an employer which contributed to a multi-employer plan.
                   This is page 128 of 182 pages (F-79)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (d) A favorable determination letter has been issued by the Internal Revenue Service with respect to each "employee pension plan" (as defined in
Section  3(2)  of  ERISA)  of Sunwest which is intended  to  qualify  under
Section  401  of  the Code to the effect that such plan is qualified  under
Section 401 of the Code and the trust associated with such employee pension plan is tax exempt under Section 501 of the Code. No such letter has been revoked or, to the best of Sunwest's knowledge, is threatened to be revoked and Sunwest does not know of any ground on which such a revocation could be based. Sunwest does not have any material liability under any such plan that is not reflected on the consolidated statement of financial condition of West Coast at September 30, 1995 included in the West Coast Financial Statements, other than liabilities incurred in the ordinary course of business in connection therewith subsequent to the date thereof.

     (e) To the best of Sunwest's knowledge, no prohibited transaction (which shall mean any transaction prohibited by Section 406 of ERISA and not exempt under Section 408 of ERISA or Section 4975 of the Code) has occurred with respect to any employee benefit plan maintained by Sunwest, which would result in the imposition directly or indirectly, of a material excise tax under Section 4975 of the Code or otherwise have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest.

     (f) Sunwest does not maintain any defined benefit plans or other plans subject to Section 412 of the Code or Title IV of ERISA.

     (g) Each employee benefit plan of Sunwest complies and, to the best knowledge of Sunwest, has been operated in compliance in all material respects with the applicable provisions of ERISA, the Code, all regulations, rulings and announcements promulgated or issued thereunder and all other applicable governmental laws and regulations.

     (h) There are no pending or, to the best knowledge of Sunwest, threatened or anticipated claims, actions, proceedings or investigations or facts which would give rise to claims, actions proceedings or investigations (other than routine claims for benefits) by, on behalf of or against any of the employee benefit plans maintained by Sunwest or any trust related thereto or any fiduciary thereof which if adversely determined would have a material adverse effect on the financial condition of Sunwest.

     (i) Except as Previously Disclosed, all required reports and descriptions of each employee benefit plan (including IRS Form 5500 Annual Reports, Summary Annual Reports and Summary Plan Descriptions) have been timely filed and distributed.

     (j) Any notices required by ERISA or the Code or any other state or federal law or any ruling or regulation of any state or federal administrative agency with respect to each employee benefit plan have been appropriately given except in instances which would not have a material adverse effect on the financial condition of Sunwest.
                   This is page 129 of 182 pages (F-80)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (k) All contributions for all periods ending prior to the Effective Time (including periods from the first day of the current plan year to the Effective Time) will be made by Sunwest in accordance with past practice.

     (l) All insurance premiums (including premiums to the PBGC) have been paid in full, subject only to normal retrospective adjustments in the ordinary course, with regard to the Plans for policy years or other applicable policy periods ending on or before the Effective Time.

     (m) To the best knowledge of Sunwest, all of the employee benefit plans, to the extent applicable, are in compliance with Section 1862(b)(4)(A)(i) of the Social Security Act and Sunwest does not have any liability for any excise tax imposed by Code Section 5000.

     (n) With respect to any employee benefit plan which is an employee welfare benefit plan (within the meaning of ERISA Section 3(1)) (a "Welfare Plan") and to the best knowledge of Sunwest: (i) each such Welfare Plan which is intended to meet the requirements for tax-favored treatment under Subchapter B of Chapter 1 of the Code meets such requirements; (ii) there is no disqualified benefit (as such term is defined in Code Section 4976(b)) which would subject Sunwest or Western to a tax under Code Section 4976(a); (iii) each and every such Welfare Plan which is a group health plan (as such term is defined in Code Section 162(i)(3)) complies and in each and every case has complied with the applicable requirements of Code
Section 4980B, Title XXII of the Public Health Service Act and the applicable provisions of the Social Security Act; and (iv) each such Welfare Plan (including any such plan covering former employees of Sunwest) may be amended or terminated by Sunwest.

     (o) No employee benefit plan sponsored by Sunwest provides post-employment welfare benefits.

     (p) All expenses and liabilities relating to all of the plans have been, and will on the Effective Time be fully and properly accrued on Sunwest's books and records and West Coast's Financial Statements reflect all of such liabilities in a manner satisfying the requirements of Financial Accounting Standards 87 and 88.

                   This is page 130 of 182 pages (F-91)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

3.18 Certain Contracts

     (a) Except as Previously Disclosed, Sunwest is not a party to, is not bound or affected by, nor is it obligated to pay, benefits under (i) any agreement, arrangement or commitment, including without limitation any agreement, indenture or other instrument, relating to the borrowing of money by Sunwest or the guarantee by Sunwest of any obligation, (ii) any agreement, arrangement or commitment relating to the employment of a consultant, advisor, broker or finder or the employment, election or retention in office of any present or former director or officer of Sunwest, (iii) any agreement, arrangement or understanding pursuant to which any payment (whether of severance pay or otherwise) became or may become due to any director, officer, employee, advisor or consultant of Sunwest upon execution of this Agreement upon or following consummation of the transactions contemplated by this Agreement (either alone or in connection with the occurrence of any additional acts or events), (iv) any agreement, arrangement or understanding to which West Coast or Sunwest is a party or by which it is bound which limits the freedom of Sunwest to compete in any line of business or with any person, or (v) any other agreement, arrangement or understanding which would be required to be filed as an Exhibit to an Annual Report on Form 10-K under the Exchange Act.

     (b) Neither West Coast or Sunwest is in default or in non-compliance (which default or non-compliance would have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest) under any contract, agreement, commitment, arrangement, lease, insurance policy or other instrument to which it is a party or by which its assets, business or operations may be bound or affected, whether entered into in the ordinary course of business or otherwise and whether written or oral, and there has not occurred any event that with the lapse of time or the giving of notice, or both, would constitute such a default or non-compliance.

3.19 Insurance

     Sunwest is insured, and since January 1, 1993 has been insured, for reasonable amounts with financially sound and reputable insurance companies against such risks as companies engaged in a similar business would, in accordance with good business practice, customarily be insured and has maintained all insurance required by applicable laws and regulations. Sunwest has Previously Disclosed to Western a list identifying all insurance policies maintained by it or on its behalf or for its benefit by West Coast as of the date hereof.

                   This is page 131 of 182 pages (F-92)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


3.20 Loans, Real Estate Owned, Etc.

     (a) Each loan on the books and records of Sunwest, including unfunded portions of outstanding lines of credit and loan commitments, was made and has been serviced in all material respects in accordance with customary lending standards in the ordinary course of business (except for loans or deviations from customary lending standards which in the aggregate are not material to the financial condition, results of operations, business or prospects of Sunwest or any Subsidiaries thereof), is evidenced in all material respects by appropriate and sufficient documentation and to the best knowledge of Sunwest and except as Previously Disclosed constitutes the legal, valid and binding obligation of the obligor named therein, subject to bankruptcy, insolvency, fraudulent conveyance and other laws of general applicability relating to or affecting creditor's rights and to general equity principles or which in the aggregate are not material to the financial condition, results of operations, business or prospects of Sunwest.

     (b) Sunwest, has Previously Disclosed to Western as of December 31, 1995: (i) any loan or similar agreement under the terms of which the obligor is 60 or more days delinquent in payment of principal or interest or; (ii) each loan or similar agreement which is on a "watch list" or which has been classified as "substandard," "doubtful" or "loss" or designated "special mention" by Sunwest or an applicable regulatory authority; (iii) a listing of the Real Estate Owned held by Sunwest; and (iv) unfunded commercial loan commitments and letters of credit of Sunwest.

3.21 Properties

     All real and personal property owned by Sunwest or presently used by it in its business is in condition (ordinary wear and tear excepted) sufficient to carry on the business of Sunwest in the ordinary course of business consistent with its past practices. Sunwest has good and marketable title free and clear of all liens, encumbrances, charges, defaults or equities (other than equities of redemption under applicable foreclosure laws) to all of the properties and assets, real and personal, reflected on the books and records of Sunwest as of September 30, 1995 and included in the West Coast Financial Statements or acquired after such date, except (i) liens for current taxes not yet due or payable (ii) pledges to secure deposits and other liens incurred in the ordinary course of its banking business, (iii) such imperfections of title, easements and encumbrances, if any, as are not material in character, amount or extent and (iv) except as Previously Disclosed. All real and personal property which is leased or licensed by Sunwest and is material to the business of Sunwest is held pursuant to leases or licenses which are valid and enforceable in accordance with their respective terms and such leases will not terminate or lapse prior to the Effective Time or as a result of the consummation of the transactions contemplated hereby. Sunwest has Previously Disclosed an accurate listing of each such lease or license referred to in the immediately preceding sentence pursuant to which Sunwest acts as lessor or lessee, including the expiration date and the terms of any renewal options which relate to the same, as well as a listing of each real property owned by Sunwest and/or used in the conduct of its business.
                   This is page 132 of 182 pages (F-93)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



3.22 Labor

     No work stoppage involving Sunwest is pending or, to the best knowledge of Sunwest, threatened. Sunwest is not involved in, nor to the best knowledge of Sunwest threatened with or affected by, any labor dispute, arbitration, lawsuit or administrative proceeding involving the employees of Sunwest. Employees of Sunwest are not represented by any labor union nor are any collective bargaining agreements otherwise in effect with respect to such employees, and to the best knowledge of Sunwest, there have been no efforts to unionize or organize any employees of Sunwest during the past five years.
3.23 Transactions with Affiliates

     Except as Previously Disclosed, (i) no "affiliate" or an "insider" of Sunwest, as defined in Section 23A of the FRA (12 U.S.C. 371c) and 12 C.F.R. 215.2(h), respectively, has engaged in any transaction with Sunwest since January 1, 1995 which was not in compliance with applicable laws and regulations (ii) and as of the date hereof, there is no loan or extension of credit outstanding to any of the same.

3.24 Regulatory Approvals

      Neither West Coast nor Sunwest is aware of any reasons why all consents, approvals and non-objections (including the Permit), as applicable, of the transactions contemplated hereby from the Superintendent, the FDIC and the FRB and any other state or federal governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of the Purchase shall not be received or would be received subject to conditions that would so materially adversely affect the business of Sunwest or economic benefits of the transactions contemplated by this Agreement as to render consummation of such transactions unduly burdensome.

3.25 Disclosures

     None of the representations and warranties of West Coast and Sunwest in this Agreement or in any supplement or certificate furnished pursuant to this Agreement, and, to the best knowledge of West Coast and Sunwest, none of the other information or documents furnished or to be furnished by West Coast and Sunwest to Western in connection with this Agreement or the consummation of the transactions contemplated hereby and thereby, is or will be false or misleading in any material respect or contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact required to be stated or necessary to make any such information or document, at the time and in light of the circumstances, not misleading. Copies of all documents referred to in this Article III are true, correct and complete copies thereof and include all amendments, supplements and modifications thereto and all waivers thereunder.
                   This is page 133 of 182 pages (F-94)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


3.26 Brokers and Finders

     Neither West Coast nor Sunwest, nor any of their respective directors, officers or employees has employed any broker, finder, investment banker, financial advisor or consultant or incurred any liability for any fees, commissions or other transaction-based compensation in connection with the transactions contemplated hereby (other than fees to attorneys, auditors, proxy solicitors and similar professionals).


     ARTICLE IV--REPRESENTATIONS AND WARRANTIES OF WESTERN

     Western represents and warrants to West Coast and Sunwest as follows:

4.1  Organization, Standing and Authority of Western

     Western is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Illinois with full power and authority to own or lease all of its properties and assets and to carry on its business as now conducted and is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such licensing or qualification and where the failure to be so licensed, qualified or in good standing would have a material adverse effect on the financial condition, results of operations, business or prospects of Western . Western has delivered to West Coast a true and correct copy of its Articles of Organization and its Operating Agreement.

4.2  Financial Ability

     At the Effective Time, Western will have adequate financial resources and cash available to consummate the transactions contemplated by this Agreement.

4.3  Investor Status

     (a) Western and any person holding a membership interest in Western has the knowledge and experience in financial and business matters as to be capable of evaluating the information regarding the Purchase as well as the risks of the Purchase. Western and any person holding a membership interest in Western has the financial ability to bear the economic risk of this investment, has adequate means of providing for current needs and possible contingencies, and has no need for liquidity with respect to the investment in the Sunwest Stock or in the New Sunwest Stock [and each of the foregoing is an "accredited investor" as defined in Rule 501 of the regulations promulgated by the Commission pursuant to the Securities Act.
                   This is page 134 of 182 pages (F-95)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (b) Western is acquiring the Sunwest Stock and the New Sunwest Stock for investment purposes only, for its own account, not as nominee or agent for any other person, firm or corporation, and not with a view to, or for resale in connection with, a distribution or public offering thereof within the meaning of the Securities Act. Western has no agreement, understanding or arrangement with any other person, firm or corporation, or any intention of entering into any such agreement, understanding or arrangement, to sell, transfer or assign, in violation of any state or federal securities law, any or all of the Sunwest Stock or the New Sunwest Stock or which would permit any person, firm or corporation, in violation of any state or federal securities law, to participate in or otherwise be entitled to any rights or interest as to any or all of the Sunwest Stock or the New Sunwest Stock.

     (c) Each of West Coast and Sunwest has made available to Western and its independent investment representative, if any, and any person holding a membership interest in Western, all financial and other information concerning Sunwest which was requested by Western in order for Western to make an informed investment decision concerning the purchase of the Sunwest Stock and the New Sunwest Stock.

     (d) The Sunwest Stock and the New Sunwest Stock was offered to Western by means of direct communication between West Coast and Sunwest on the one hand and Western on the other hand and the Sunwest Stock and the New Sunwest Stock was not offered to Western by means of any general solicitation or general advertising by West Coast or Sunwest or any person or entity acting on their behalf.

4.4  Consents and Approvals

     Except for consents and approvals of, filings or registrations with, notices to or non-objections, as applicable, by the Superintendent, the FRB, the FDIC and the DOJ, if required, no consents or approvals of, or filings or registrations with, or notices to any governmental body or authority or other person are necessary on behalf of Western in connection with (i) the execution and delivery by Western of this Agreement or (ii) the consummation by Western of the transactions contemplated thereby.

4.5  Authorized and Effective Agreement

     (a) Western has all requisite power and authority to enter into this Agreement and to perform all of its obligations under this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary action in respect thereof on the part of Western. This Agreement has been duly and validly executed and delivered by Western and constitutes a legal, valid and binding obligation of Western which is enforceable against Western in accordance with its terms, subject, as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.
                   This is page 135 of 182 pages (F-96)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     (b) Neither the execution and delivery of this Agreement nor consummation of the transactions contemplated hereby and thereby, nor compliance by Western with any of the provisions hereof or thereof (i) conflict with or result in a breach of any provisions of Articles of Organization or the Operating Agreement of Western, (ii) violate, conflict with or result in a breach of any term, condition or provision of, or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of Western pursuant to, any material note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which Western is a party, or by which any of its properties or assets may be bound or affected, or (iii) subject to receipt of all required governmental approvals, violate any order, writ, injunction, decree, statute, rule or regulation applicable to Western.

4.6  Certain Information

     None of the information relating to Western provided to West Coast or Sunwest in writing to be contained in any applications or filings, as of the date(s) thereof, required to be made by West Coast or Sunwest in order to obtain any regulatory approval referred to in Section 3.24 hereof, will contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, provided that information as of a later date shall be deemed to modify information as of an earlier date.

4.7  Legal Proceedings

     There are no actions, suits, claims, governmental investigations or proceedings instituted, pending or, to the best knowledge of Western, threatened (or unasserted but considered by Western probable of assertion and which if asserted would have at least a reasonable probability of a materially unfavorable outcome) against Western which present a claim to prohibit, restrict or make illegal consummation of the Purchase or any of the other transactions contemplated hereby or which would otherwise adversely effect Western's ability to consummate the transactions contemplated hereby.

4.8  Regulatory Approvals

     Western is not aware of any reasons why all consents, approvals and non-objections, as applicable, of the transactions contemplated hereby from the Superintendent, the FDIC, the FRB and any other state or federal governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of the Purchase shall not be received or would be received subject to conditions that would so materially adversely affect the business or economic benefits or the transactions contemplated by this Agreement as to render consummation of such transactions unduly burdensome.
                   This is page 136 of 182 pages (F-97)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


4.9  Disclosures

     None  of  the  representations  and  warranties  of  Western  in  this
Agreement or in any supplement or certificate furnished pursuant to this Agreement and, to the best knowledge of Western, none of the other information or documents furnished or to be furnished by Western to West Coast and Sunwest in connection with this Agreement or the consummation of the transactions contemplated hereby, is or will be false or misleading in any material respect or contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact required to be stated or necessary to make any such information or document, as of the time and in light of the circumstances under which they were made, not misleading. Copies of all documents referred to in this Article IV are true, correct and complete copies thereof and include all amendments, supplements and modifications thereto and all waivers thereunder.


                      ARTICLE V--COVENANTS

5.1  Applications

     Not more than forty-five (45) days after the date of execution of this Agreement, Western shall prepare and submit applications for prior approval of the transactions contemplated hereby to the Superintendent, the FDIC, the FRB, as may be applicable, and any other federal, state or local governmental agency, department or body, the approval or non-objection of which is required for consummation of the transactions contemplated hereby. Sunwest shall prepare and submit to the Superintendent contemporaneously with the filing of Western's application pursuant to Section 700 of the Financial Code an application for the Permit. West Coast and Sunwest, on the one hand, and Western, on the other hand, shall have the right to review and comment on the portions of any such applications that relate directly to it at least five (5) business days prior to the filing thereof by West Coast, Sunwest or Western, as the case may be, provided, however, no such application shall be filed which contains information relating to any party hereto as to which such party objects within such two (2) business days after receipt thereof. West Coast, Sunwest and Western each represent and warrant to the other that all information concerning it and its respective directors, officers and shareholders which has been made available to the other party for inclusion in any such application shall be true, correct and complete in all material respects. Each of West Coast, Sunwest and Western hereby agree to provide to each other any and all correspondence relating to any application or filing made with respect to the transactions contemplated hereby, subject to the receipt of a written agreement of confidentiality with respect thereto if requested by the party providing any such correspondence,

                   This is page 137 of 182 pages (F-98)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


5.2  Best Efforts

     Western, West Coast and Sunwest shall each use its best efforts in good faith to (i) furnish such information as may be required in connection with and otherwise cooperate in the preparation and filing of the documents referred to in or contemplated by Section 5.1 hereof, (ii) subject to the terms and conditions set forth in this Agreement, and in the case of West Coast or Sunwest to actions taken by its Board of Directors pursuant to or as a result of the second parenthetical clause in Section 5.5(a) hereof, take or cause to be taken all action necessary or desirable on its part so as to permit consummation of the Purchase and the other transactions contemplated hereby at the earliest possible date, and (iii) to remove and/or modify any term or condition referred to in Section 6.1(d) hereof. Subject in the case of West Coast and Sunwest to actions taken by its respective Board of Directors pursuant to or as a result of the second parenthetical clause in Section 5.5(a), neither Western, West Coast nor Sunwest shall take, or cause or to the best of its ability permit to be taken, any action that would substantially delay or impair the prospects of completing the Purchase or cause any of the representations and warranties contained in Articles III and IV hereof to become incorrect in any material respect.

5.3  Investigation and Confidentiality

     (a) Subject to applicable requirements of law and banking regulations and matters covered by the attorney-client privilege, Sunwest shall permit upon reasonable notice, Western and its representatives reasonable access during normal business hours to its properties and personnel, and shall disclose and make available to Western all books, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of Sunwest, including, but not limited to, all books of account (including the general ledger), tax records, minute books of meetings of boards of directors (and any committees thereof) and shareholders, organizational documents, bylaws, material contracts and agreements, filings with any regulatory authority, litigation files, loan files, plans affecting employees, and any other business activities or prospects. In addition, subject to applicable requirements of law and banking regulations, Sunwest shall allow a representative of Western, strictly as an observer, to attend all meetings of the Board of Directors of Sunwest and any committee thereof, and shall give Western reasonable notice of all such meetings, other than a meeting or portion thereof, at which this Agreement, the transactions contemplated hereby or any actions or proposed actions pursuant to or as a result of the second parenthetical clause in Section 5.5(a) hereof or matters covered by the attorney-client privilege are discussed.
                   This is page 138 of 182 pages (F-99)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     Any  information  learned  by  Western  pursuant  to  the  access  and disclosure described in the preceding paragraph shall not affect the warranties and representations of West Coast and Sunwest contained in this Agreement; provided, however, Western shall promptly disclose to West Coast or Sunwest any fact or circumstance it discovers as a result of such information which Western believes renders any representation or warranty made by West Coast or Sunwest herein incorrect in any respect, provided further, however, no such disclosure by Western shall constitute a waiver of, or be deemed to have modified the representations, warranties and covenants of the parties for the purpose of determining whether the conditions set forth in Article VI or compliance by West Coast or Sunwest with the covenants set forth in Section 5.5 hereof have been satisfied. In the event that Sunwest is prohibited by law or banking regulations from providing any of the access referred to in the preceding sentence to Western, it shall use its best efforts to obtain promptly waivers thereof so as to permit such access. Each of West Coast and Sunwest shall use its best efforts to make its directors, officers, employees and agents and authorized representatives (including counsel and independent public accountants) available to confer with Western and its representatives provided that nothing herein shall be construed as a consent to the disclosure of a privileged communication or a waiver of the attorney-client privilege.

     (b) All information furnished previously in connection with the transactions contemplated by this Agreement or pursuant hereto shall be treated as the sole property of the party furnishing the information until consummation of the transactions contemplated hereby and, if such transactions shall not occur, the party receiving the information shall return to the party which furnished such information all documents or other materials containing, reflecting or referring to such information, shall use its best efforts to keep confidential all such information, and shall not directly or indirectly use such information for any competitive or other commercial purposes. The obligation to keep such information confidential shall not apply to (i) any information which (x) the party receiving the information can establish by convincing evidence was already in its possession prior to the disclosure thereof by the party furnishing the information; (y) was then generally known to the public; or (z) became known to the public through no fault of the party receiving the information; or (ii) disclosures pursuant to a legal requirement or in accordance with an order of a court of competent jurisdiction, provided that the party which is the subject of any such legal requirement or order shall use its best efforts to give the other party at least ten business days prior notice thereof.

5.4  Press Releases

     Western, West Coast and Sunwest shall agree with each other as to the form and substance of any press release related to this Agreement or the transactions contemplated hereby, and consult with each other as to the form and substance of other public disclosures which may relate to the transactions contemplated by this Agreement, provided, however, that nothing contained herein shall prohibit any party, following notification to the other party, from making any disclosure which it determines in good faith is required by law or regulation.
                   This is page 139 of 182 pages (F-100)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


5.5  Forbearance of West Coast and Sunwest

     (a) Except as expressly contemplated hereby, between the date hereof and the Effective Time, West Coast and Sunwest shall not solicit or encourage inquiries or proposals with respect to, furnish any information relating to, or participate in any negotiations or discussions concerning, any acquisition, or purchase of all or a substantial portion of the assets of, Sunwest or of any shares of the Sunwest Common Stock or enter into any agreement, arrangement or commitment with respect thereto (other than in connection with the Agreement for Satisfaction of Judgment and Stock Pledge Agreement, dated as of August 25, 1995, by and between (sic) William J. Mylymok, West Coast and First American Title Insurance Company) or any business combination with Sunwest other than as contemplated by this Agreement (unless the Board of Directors of West Coast or Sunwest is advised in writing by outside legal counsel that, in the exercise of the applicable fiduciary obligations of the Board of Directors, such information should be provided, or such discussions or negotiations undertaken, or such agreement or business combination entered into); or authorize or permit any officer, director, agent or affiliate of it to do any of the above; or fail to promptly notify Western if any such inquiries or proposals are received by, and such information is required from, or any such negotiations or discussions are sought to be initiated with, West Coast or Sunwest;

     (b) Except with the prior written consent of Western or as expressly contemplated hereby or necessary to consummate the Purchase, between the date hereof and the Effective Time, Sunwest shall not:

          (i) enter into (w) any agreement, arrangement or commitment not made in the ordinary course of business (unless the Board of Directors of Sunwest is advised in writing by outside legal counsel that, in the exercise of the applicable fiduciary obligations of the Board of Directors, such agreement, arrangement or commitment should be entered into), (x) any agreement, indenture or other instrument relating to the borrowing of money by Sunwest or guarantee by Sunwest of any such obligation of West Coast, except for deposits, advances from the FRB of San Francisco, federal funds transactions and other transactions in the ordinary course of business consistent with past practice, (y) any agreement, arrangement or commitment relating to the employment of, or severance of, an officer, employee or consultant or amend any such existing agreement except in the ordinary course of business or as Previously Disclosed, or (z) any contract, agreement or understanding with a labor union;
                   This is page 140 of 182 pages (F-101)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


          (ii) change its method of accounting in effect for the year ended December 31, 1994, except as required by changes in laws or regulations or generally accepted accounting principles concurred in by its independent certified public accountants, or change any of its methods of reporting income and deductions for federal income tax purposes from those employed in the preparation of its federal income tax returns for the year ended December 31, 1994, except as required by changes in laws or regulations or IRS rulings thereunder.

          (iii) carry on its business other than in the usual, regular and ordinary course in substantially the same manner as heretofore conducted, or establish or acquire any new subsidiary or cause or permit any subsidiary to engage in any new activity or materially expand any existing activities;

          (iv) declare, set aside, make or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of the Sunwest Common Stock;

          (v) issue any shares of its capital stock other than as contemplated by Section 2.1 hereof);

          (vi) issue, grant, modify or authorize any Rights or effect any recapitalization, reclassification, stock dividend, stock split or like change in capitalization;

          (vii) amend its Articles of Incorporation or Bylaws or waive or release any material right or cancel or compromise any material debt or claim other than in the ordinary course of business or in accordance with any matter Previously Disclosed pursuant to Section 3.13 hereof;

          (viii) increase the rate of compensation of any of its directors, officers or employees, or pay or agree to pay any bonus or severance to, or provide any other new employee benefit or incentive to, any of its directors, officers or employees, except such as may be granted in the ordinary course of business;

          (ix) except as Previously Disclosed, enter into or (except as may be required by applicable law or is advisable in the written opinion of counsel to maintain the tax qualified status of the plan) modify any pension, retirement, stock option, stock purchase, stock appreciation right, savings, profit sharing, deferred compensation, supplemental retirement, consulting, bonus, group insurance or other employee benefit, incentive or welfare contract, plan or arrangement, or any trust agreement related thereto, in respect of any of its directors, officers or employees; or make any contributions to any defined contribution or defined benefit plan in each case not in the ordinary course of business consistent with past practice;

          (x) purchase or otherwise acquire, or sell or otherwise dispose of, any assets or voluntarily incur any liabilities other than in the ordinary course of business consistent with past practice and policies;
                   This is page 141 of 182 pages (F-102)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



          (xi) make any capital expenditures or enter into any contract or other agreement for capital expenditures in excess of $20,000 individually or $80,000 in the aggregate, other than pursuant to binding commitments existing on the date hereof and other than capital expenditures necessary to maintain existing assets in good repair;

          (xii) except as Previously Disclosed, file any applications or make any contract with respect to branching or site location or relocation;

          (xiii) acquire in any manner whatsoever (other than to realize upon collateral for a defaulted loan) any business or entity;

          (xiv) engage in any transaction with an "affiliate" or "insider," in each case as defined in Section 3.24 hereof, other than loans to directors, officers and employees in the ordinary course of business and which are in compliance with the requirements of applicable laws and regulations;

          (xv) enter into any futures contract, option contract, interest rate caps, interest rate floors, interest rate exchange agreement or other agreement for purposes of hedging the exposure of its interest-earning assets and interest-bearing liabilities to changes in market rates of interest;

          (xvi) invest in "high risk" mortgage derivative investments or any other investment securities outside the ordinary course of business;

          (xvii) except as Previously Disclosed, discharge or satisfy any lien or encumbrance or pay any material obligation or liability (absolute or contingent) other than in the ordinary course of business;

          (xviii) enter or agree to enter into any agreement or arrangement granting any preferential right to purchase any of its assets or rights or requiring the consent of any party to the transfer and assignment of any such assets or rights other than in the ordinary course of business and, provided, no such agreement or arrangement shall relate to the Sunwest Stock; or

          (xix)     agree to do any of the foregoing.

5.6  Current Information

     During the period from the date of this Agreement to the Effective Time, each of West Coast and Sunwest shall, upon the request of Western, cause one or more of its designated representatives to confer on a monthly or more frequent basis with representatives of Western regarding its financial condition, operations, business and prospects and matters relating to the completion of the transactions contemplated hereby. During the period from the date of this Agreement to the Effective Time, as soon as reasonably available, but in no event later than three (3) business days after the time such documents are filed with the Superintendent, the FDIC, the FRB or the Commission, as the case may be, West Coast and Sunwest will deliver to Western its annual report on Form 10-K, its quarterly reports on Form 10-Q, any current report on Form 8-K and its Call Report, as the case may be. Sunwest shall promptly provide, but in no event more than two (2) days after the receipt by the directors of Sunwest, Western with the internal financial statements and supplementary information normally prepared for directors.
                   This is page 142 of 182 pages (F-103)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



5.7  Directors, Officers and Employees

     (a) Between the date hereof and the Effective Time, Sunwest shall use its best efforts to retain its existing directors, officers, employees and other business and customer relationships as of the date hereof; provided that Sunwest will have the right to use its business judgment on an ongoing basis as to the employment of any particular employee.

     (b) At the Effective Time, West Coast and Sunwest shall take such action as may be necessary to appoint to the Board of Directors of Sunwest four (4) persons as designated by Western; provided, however, that the persons designated by Western shall have received any governmental or regulatory approvals necessary to serve as directors of Sunwest. Concurrent with the execution and delivery of this Agreement, West Coast, Sunwest and Western shall enter into a Shareholder Agreement in the form of Exhibit A hereto covering, inter alia, the matters set forth in this
Section 5.7(b) and matters relating to the Sunwest Common Stock.

5.8  Disclosure Supplements

     From time to time prior to the Effective Time, each party shall promptly supplement or amend any materials Previously Disclosed and delivered to the other party pursuant hereto with respect to any matter hereafter arising which, if existing, occurring or known at the date of this Agreement, would have been required to be set forth or described in materials Previously Disclosed to the other party or which is necessary to correct any information in such materials which has been rendered materially inaccurate thereby. No such supplement or amendment to such materials shall be deemed to have modified the representations, warranties and covenants of the parties for the purpose of determining whether the conditions set forth in Article VI or compliance by West Coast or Sunwest with the covenants set forth in Section 5.5 hereof have been satisfied;
provided, however, if the Purchase is consummated, then, as of and after the Effective Time, all representations and warranties of the parties shall be deemed modified for purposes of Article VIII hereof to the extent and in the manner set forth in all supplements and amendments to the materials Previously Disclosed.

5.9  Failure to Fulfill Conditions

     Each party will promptly inform the other party of any facts applicable to it that would be likely to prevent or materially delay approval of the Purchase by any governmental authority or third party or which would otherwise prevent or materially delay completion of the Purchase.

5.10 Activities of Western

     Between the date hereof and the Effective Time, except with respect to actions taken in order to purchase shares of the common stock of Business and Professional Bank, Woodland, California, from West Coast, Western shall not make any investment in any other person or entity or engage in any activity other than those required to obtain all governmental and regulatory approvals necessary to consummate the Purchase, provided, however, nothing contained in this Section 5.10 shall limit or otherwise prohibit Western from exploring, discussing or considering other investment opportunities or, except with the written consent of West Coast, which consent shall not be unreasonably withheld, entering into any agreements or understandings which would require Western to seek regulatory approval, consent or non-objection prior to the Effective Time with respect to any other investment opportunity.
                   This is page 143 of 182 pages (F-104)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



5.11 December 31, 1996 Call Report

     The  Sunwest Call Report for December 31, 1996 referred to in  Section
2.1 hereof and to the be filed with the FDIC shall be in correct form and shall in all material respects be complete and accurate and in compliance with the requirements of applicable laws and regulations.

5.12 Allowance for Loan Losses

     Between the date hereof and date of the filing of the December 31, 1996 Call Report, Sunwest shall maintain the adequacy of its allowance for loan losses by making provisions for loan losses in such amounts which, in the opinion of Sunwest's management, are adequate in all material respects as of their respective dates under the requirements of GAAP to provide for reasonably anticipated losses on outstanding loans but excluding any anticipated recoveries on outstanding loans, loans previously charged off or REO and in amounts not less than required by the policies of Sunwest with respect thereto in effect as of the date hereof.


                ARTICLE VI--CONDITIONS PRECEDENT

6.1  Conditions Precedent - Western, West Coast and Sunwest

     The respective obligations of Western, West Coast and Sunwest to effect the transactions contemplated by this Agreement shall be subject to satisfaction of the following conditions at or prior to the Effective Time.

     (a)   All  corporate  or  similar action necessary  to  authorize  the execution and delivery of this Agreement and consummation of the transactions contemplated hereby shall have been duly and validly taken by Western, West Coast and Sunwest.
                   This is page 144 of 182 pages (F-105)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (b) All consents, approvals and non-objections, as applicable, of the transactions contemplated hereby from the Superintendent, the FDIC, the FRB and any other state or federal governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of the Purchase shall have been received and all notice periods and waiting periods required after the granting of any such approvals shall have passed and all such approvals shall remain in full force and effect. Sunwest shall have obtained a Permit authorizing the sale and issuance of the New Sunwest Stock and such Permit shall be in effect at the Effective Time.

     (c) None of Western, West Coast and Sunwest shall be subject to any statute, rule, regulation, order or decree which shall have been enacted, entered, promulgated or enforced by any governmental or judicial authority which prohibits, restricts or makes illegal consummation of the Purchase or any of the other transactions contemplated hereby.

     (d) There shall have been obtained all permits, consents, waivers, clearances, approvals and authorizations of all third parties which are necessary in connection with the consummation of the Purchase and the other transactions contemplated hereby the failure of which to obtain would have a material adverse effect on the ability of Western, West Coast or Sunwest to consummate the transactions contemplated hereby, and none of such permits, consents, waivers, clearances, approvals and authorizations shall contain any term or condition which in the reasonable opinion of Western would materially impair the value of Sunwest, the Sunwest Stock or the New Sunwest Stock to Western or have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest.

     (e) The parties referred to in Section 5.7(b) shall have entered into the agreement referred to therein and such agreement shall be in full force and effect.

6.2  Conditions Precedent - West Coast and Sunwest
                   This is page 145 of 182 pages (F-106)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     The obligations of West Coast and Sunwest to effect the transactions contemplated by this Agreement shall be subject to satisfaction of the following conditions at or prior to the Effective Time unless waived by West Coast or Sunwest, as the case may be, pursuant to Section 7.4 hereof.
     (a)   The  representations and warranties of Western as set  forth  in
Article IV hereof shall be true and correct as of the date of this Agreement and as of the Effective Time as though made on and as of the Effective Time (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), provided, however, that notwithstanding anything herein to the contrary, this Section 6.2(a) shall be deemed to have been satisfied even if such representations or warranties are not true and correct unless the failure of any of the representations or warranties to be so true and correct (without reference to any limitation as to materiality or knowledge contained in such representations and warranties) could have, individually or in the aggregate, a material adverse effect on the ability of Western to consummate the Purchase and the other transactions contemplated hereby.

     (b) Western shall have performed all obligations and covenants required to be performed by it on or prior to the Effective Time, except to the extent such nonperformance would not have, individually or in the aggregate, a material adverse effect on the ability of Western to consummate the Purchase and the other transactions contemplated hereby.

     (c) Western shall have delivered to West Coast and to Sunwest a certificate, dated the date of the Closing and signed by an authorized officer of Western to the effect that the conditions set forth in Sections 6.2(a) and 6.2(b) have been satisfied.

     (d) Western shall have furnished West Coast and Sunwest with such certificates of its respective officers or others and such other documents to evidence fulfillment of the conditions set forth in Sections 6.1 and 6.2 as such conditions relate to Western as West Coast and Sunwest may reasonably request.

6.3  Conditions Precedent - Western

     The obligations of Western to effect the transactions contemplated by this Agreement shall be subject to satisfaction of the following conditions at or prior to the Effective Time unless waived by Western pursuant to
Section 7.4 hereof.

     (a) The representations and warranties of each of West Coast and Sunwest set forth in Article III hereof shall be true and correct as of the date of this Agreement and as of the Effective Time as though made on and as of the Effective Time (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), provided, however, that notwithstanding anything herein to the contrary, this Section 6.3(a) shall be deemed to have been satisfied even if such representations or warranties are not true and correct unless the failure of any of the representations or warranties to be so true and correct (without reference to any limitation as to materiality or knowledge contained in such representations and warranties) would have, individually or in the aggregate, a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest.
                   This is page 146 of 182 pages (F-107)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     (b) Each of West Coast and Sunwest shall have performed all obligations and covenants required to be performed by it on or prior to the Effective Time, except to extent such non-performance would not have, individually or in the aggregate, a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest.

     (c) Each of West Coast and Sunwest shall have delivered to Western a certificate, dated the date of the Closing and signed by its Chairman or President, to the effect that the conditions set forth in Sections 6.3(a) and 6.3(b) have been satisfied.

     (d) Each of West Coast and Sunwest shall have furnished Western with such certificates of its officers or others and such other documents to evidence fulfillment of the conditions set forth in Sections 6.1 and 6.3 as such conditions relate to West Coast or Sunwest, as the case may be, as Western may reasonably request.

     (e) There shall have been no material adverse change in the financial condition, results of operation, business or prospects of Sunwest following the date hereof other than changes resulting from or attributable to or resulting from (i) changes in laws, regulations, generally accepted accounting principles, or interpretations thereof, that affect the banking industry generally, or (ii) reasonable expenses incurred in connection with transactions contemplated by this Agreement.


         ARTICLE VII--TERMINATION, WAIVER AND AMENDMENT

7.1  Termination

     This Agreement may be terminated:

     (a) at any time on or prior to the Effective Time, by the mutual consent in writing of the parties hereto;

     (b) at any time on or prior to the Effective Time, by Western in writing if West Coast or Sunwest has, or by West Coast or Sunwest in writing if Western has, breached (and such breach has not been waived in writing) (i) any covenant or undertaking
                   This is page 147 of 182 pages (F-108)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


  contained herein, which breach, individually or in the aggregate, would have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or on West Coast's or Sunwest's ability to consummate the transactions contemplated hereby (if the breach is by West Coast or Sunwest) or on Western's ability to consummate the transactions contemplated hereby (if the breach is by Western), or (ii) any representation or warranty contained herein, which breach, individually or in the aggregate, would have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest or on West Coast's or Sunwest's ability to consummate the transactions contemplated hereby (if the breach is by West Coast or Sunwest) or on Western's ability to consummate the transactions contemplated hereby (if the breach is by Western), in any case if such breach has not been cured by the earlier of thirty (30) days after the date on which written notice of such breach is given to the party committing such breach or the Effective Time;
     (c) at any time, by Western in writing, if any of the applications for prior approval referred to in Section 5.1 hereof are denied or are approved contingent upon the satisfaction of any condition or requirement which, in the reasonable opinion of Western, would have a material adverse effect on the financial condition, results of operations, business or prospect of Sunwest or would materially impair the value of the Sunwest Stock or of the New Sunwest Stock to Western, and the time period for appeals and requests for reconsideration has run;

     (d) at any time, by West Coast or Sunwest in writing, if any of the applications for prior approval referred to in Section 5.1 hereof are denied or are approved contingent upon the satisfaction of any condition or requirement which, in the reasonable opinion of West Coast or Sunwest would materially affect the business or economic benefits of the transactions contemplated by this Agreement or have a material adverse effect on the financial condition, results of operations, business or prospects of Sunwest, and the time period for appeals and requests for reconsideration has run;

     (e) by any party hereto in writing, if the Purchase has not occurred by October 31, 1996; and

     (f) at any time by any party hereto in writing if such party is not in default hereunder and such party determines in good faith that any condition precedent to such party's obligations to consummate the Purchase and the other transactions contemplated hereby is or would be impossible to satisfy, and such condition is not waived by such party.

7.2  Effect of Termination

     In the event that this Agreement is terminated pursuant to Section 7.1 hereof, this Agreement shall become void and have no effect, except that
(i) the provisions relating to confidentiality, indemnification, expenses and liquidated damages and dispute resolution set forth in Section 5.4,
Article VIII, Section 9.1 and Section 9.6, respectively, shall survive any such termination, (ii) a termination pursuant to Section 7.1(b), (d), (e) or (f) shall not relieve the breaching party from liability for willful breach of any covenant, undertaking, representation or warranty giving rise to such termination.
                   This is page 148 of 182 pages (F-109)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



7.3  Survival of Representations, Warranties and Covenants

     All representations and warranties of the parties hereto in this Agreement or in any instrument delivered pursuant hereto or thereto shall expire on, and be terminated and extinguished at, the date which is one (1) year after the Effective Time (the "Termination Date")..

7.4  Waiver

     Each party hereto by written instrument signed by an executive officer of such party or the individual, if a natural person, may at any time extend the time for the performance of any of the obligations or other acts of the other party hereto and may waive (i) any inaccuracies of the other party in the representations or warranties contained in this Agreement, or any document delivered pursuant hereto, (ii) compliance with any of the covenants, undertakings or agreements of the other party or, to the extent permitted by law, satisfaction of any of the conditions precedent to its obligations contained herein or (iii) the performance by the other party of any of its obligations set forth herein or therein.

7.5  Amendment or Supplement

     This Agreement may be amended or supplemented at any time by mutual agreement of Western, West Coast and Sunwest. Any such amendment or supplement must be in writing and in the case of West Coast and Sunwest, approved by its respective Board of Directors.


                      ARTICLE VIII -- INDEMNIFICATION

8.1  Indemnification of Western

     After the Effective Time and subject to Sections 7.3, 8.4 and 8.5 hereof, West Coast shall indemnify and hold Western, and its successors, assigns, officers, members and employees, harmless from and against any and all claims, losses, damages, costs, assessments, judgments, awards, liabilities and expenses ("Losses") resulting from, arising out of or in connection with a material breach of any representation or warranty made by West Coast in Sections 3.3, 3.6, 3.12 and 3.26 hereof as of the Effective Time and solely as any such representation or warranty pertains to West
Coast  alone  (and not as any representation or warranty pertains  to  West
Coast on a consolidated basis or to Sunwest in any respect) as of the Effective Time or in any document delivered as of the Effective Time by West Coast in connection therewith.

8.2  Indemnification of West Coast and Sunwest
                   This is page 149 of 182 pages (F-110)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     After the Effective Time and subject to Sections 7.3, 8.4 and 8.5 hereof, Western shall indemnify and hold West Coast and Sunwest, and their successors, assigns, officers, directors and employees, harmless from and against any and all Losses resulting from, arising out of or in connection with a material breach of any representation or warranty made by Western in this Agreement as of the Effective Time or in any document delivered by Western as of the Effective Time in connection therewith.

8.3  Third Party Claims

     The obligations of the indemnifying person(s) hereunder with respect to claims resulting from the assertion of any liability by third parties shall be subject to the following terms and conditions:

     (a) The indemnified person(s) shall promptly give written notice to the indemnifying person(s) of any assertion of liability by a third party which might give rise to a claim by the indemnified person(s) against the indemnifying person(s) based on the indemnity agreements contained in this
Article VIII, stating the nature and basis of said assertion and the amount thereof, to the extent known. No indemnification provided for herein shall be available to any indemnified person who shall fail to give such notice, if the indemnifying person(s) was/were unaware of the assertion of liability to which such notice would have related and was/were prejudiced by the failure to give the notice.

     (b) In the event any action, suit or proceeding is brought against the indemnified person(s) with respect to which the indemnifying person(s) may have liability under any indemnity agreement contained in this Article VIII, the action, suit or proceeding shall, upon the written agreement of the indemnifying person(s) that it/they is/are obligated to indemnify under the indemnity agreement contained in this Article VIII, be defended (including all proceedings on appeal or review which counsel for the defendant shall deem appropriate) by the indemnifying person(s). The indemnified person(s) shall have the right to employ its or their own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of such indemnified person(s) unless (i) the employment of such counsel shall have been authorized by the indemnifying person(s) in connection with the defense of such action, suit or proceeding, (ii) the indemnifying person(s) shall not have agreed, promptly after the notice to it/them provided in subsection (a) above, that it/they is/are obligated to indemnify under any indemnity agreement contained in this Article VIII or
(iii) such indemnified person(s) shall have reasonably concluded that such action, suit or proceeding involves to a significant extent matters beyond the scope of any applicable indemnity agreement contained in this Article VIII, or that there may be defenses available to it (or them) that are different from or additional to those available to the indemnifying person(s), in any of which events the indemnifying person(s) shall not have the right to direct the defense of such action, suit or proceeding on behalf of the indemnified person(s) and that portion of such

                   This is page 150 of 182 pages (F-111)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

fees and expenses reasonably related to matters covered by the indemnity agreements contained herein shall be borne by the indemnifying person(s), provided, however, that the indemnifying person(s) shall not be required to pay for more than one firm of counsel to represent the indemnified person(s) in any such claim, action, suit or proceeding. The indemnified and indemnifying person(s) shall be kept fully informed of such action, suit or proceeding at all stages thereof whether or not they are so represented. The indemnifying and the indemnified person(s) shall make available to the other persons and their attorneys and accountants all books and records of the indemnifying person(s) relating to such proceedings or litigation and the parties hereto agree to render to each other such assistance as they may reasonably require of each other in order to ensure the proper and adequate defense of any such action, suit or proceeding. The parties hereto agree to cooperate in such a manner as to preserve in full the confidentiality of all confidential business records and the attorney-client and work-product privileges. In connection therewith, each party agrees that (x) it will use its reasonable efforts, in any action, suit or proceeding in which it has assumed or participated in the defense, to avoid production of confidential business records and
(y) all communications between any party hereto and counsel responsible for or participating in the defense of any action, suit or proceeding shall, to the extent possible, be made so as to preserve any applicable attorney-client or work-product privilege.
     (c) The indemnifying person(s) shall not make any settlement of any claims relating to Losses covered by the indemnity agreements contained in this Article VIII without the written consent of the indemnified person(s), which consent shall not be unreasonably withheld unless the indemnified person(s) shall have reasonably concluded that the claim or settlement thereof involves to a significant extent matters beyond the scope of any applicable indemnity agreement contained in this Article VIII.

8.4  Limitations on Indemnification

     (a) Notwithstanding anything contained herein to the contrary, no indemnifying person(s) shall have any liability under this Article VIII:

          (i) For any Losses or other liabilities to the extent covered by the proceeds of any insurance carried by the indemnified person;

          (ii) Until the aggregate amount of the Losses for which such indemnifying person would otherwise be liable under this Article VIII shall exceed $100,000, in which case the indemnifying person's obligation shall apply only to Losses that exceed $100,000; provided, however, the limitation contained in this Section 8.4(a)(ii) shall not apply in the case of a breach of the representations made by West Coast in Sections 3.3 or
          3.6 hereof.
                   This is page 151 of 182 pages (F-112)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (b) No indemnified person(s) shall be entitled to make a claim against any indemnifying person pursuant to this Article VIII unless notice of such claim shall have been given in accordance with Sections 8.3(a) and 9.4 hereof prior to the Termination Date as provided in Section 7.3 hereof.

8.5  Maximum Liability

     The maximum liability of the indemnifying person(s) for Losses and other liabilities under this Article VIII and any expenses incurred in connection with investigating, defending or asserting any claim, action, suit or proceeding incident to any matter indemnified against hereunder, shall not exceed $200,000; provided, however, in the event of Losses attributable to a breach of the representations made by West Coast in Sections 3.3 or 3.6 hereof, the maximum liability of West Coast therefor shall be an amount equal to the purchase consideration paid by Western for the Sunwest Stock.


                   ARTICLE IX--MISCELLANEOUS

9.1  Expenses and Liquidated Damages

     (a) Each party hereto shall bear and pay all costs and expenses incurred by it in connection with the transactions contemplated by this Agreement, including fees and expenses of its own financial consultants, accountants and counsel, provided that in the event of a termination of this Agreement resulting from a breach of a representation, warranty, covenant or undertaking, the party committing such breach shall be liable for the reasonable documented out-of-pocket expenses of the other parties without prejudice to any other remedies as may be available to the non-breaching party in an aggregate amount not to exceed One Hundred Thousand Dollars and No Cents ($100,000.00). Such amount shall be paid by such breaching party within five (5) business days of receipt of written documentation in accordance with this Section 9.1

     (b) In the event this Agreement is terminated pursuant to: (i) Section 7.1(b) because of Western's breach of the representations set forth in
Section  4.2  or the covenant contained in Section  5.10; or (ii)  Sections
7.1(d), (e) or (f) and Western has not obtained the necessary regulatory approvals to consummate the Purchase or Western has received a denial of any of such applications, or (iii) pursuant to Section 7.1(a) because the parties believe the regulatory approvals necessary for Western to consummate the Purchase will not be forthcoming, West Coast and Sunwest shall be entitled, if not already covered by Section 9.1(a), to reimbursement from Western for all reasonable documented out-of-pocket expenses of West Coast and Sunwest up to an aggregate of $100,000. In addition, the parties agree that it would be impracticable or extremely difficult to fix the actual damages resulting from a termination of this
Agreement for any of the reasons set forth in this Section 9.1(b) and, therefore, the parties agree that Western shall pay to West Coast, in addition to the reimbursement amounts above, as liquidated damages and not as a penalty, concurrently with the termination of the Agreement, the sum of $100,000 in respect thereof. The parties hereby further agree that such amount represents a reasonable endeavor on their parts to estimate a fair compensation for the foreseeable damages that might be suffered as a result thereof. In the event this Agreement is terminated for any reason set forth in this Section 9.1(b), Sunwest hereby agrees that its sole remedy therefor shall be for the out-of-pocket reimbursement amounts provided for above, and West Coast hereby agrees that its sole remedy therefor shall be the liquidated damages and the out-of pocket reimbursement amounts (less any such reimbursement amounts paid to Sunwest pursuant hereto) provided for herein.
                   This is page 152 of 182 pages (F-113)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



9.2  Entire Agreement

     This Agreement, including the exhibits and annexes hereto and the documents referred to herein, contains the entire agreement between the parties with respect to the transactions contemplated hereby and supersedes all prior arrangements or understandings with respect thereto, written or oral, other than documents referred to herein or therein. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the parties hereto and thereto and their respective successors. Except as specifically provided herein, nothing in this Agreement , expressed or implied, is intended to confer upon any party, other than the parties hereto and thereto, and their respective successors, any rights, remedies, obligations or liabilities.

9.3  Assignment

     Neither West Coast nor Sunwest may assign any of its rights or obligations under this Agreement to any other person. Upon receipt by West Coast of documentation supporting the assignees ability to consummate the transactions contemplated hereby, with the prior written consent of West Coast, which consent shall not be unreasonably withheld, Western Acquisitions, L.L.C. may assign, in whole or in part, its rights and/or obligations under this Agreement. Upon an assignment by Western Acquisitions, L.L.C. pursuant to this Section 9.3, provided the assignee agrees in writing to be bound by the terms and conditions of this Agreement and the Escrow Agreement (as defined in Section 9.9 hereof), Western Acquisitions, L.L.C. shall be released and forever discharged of any and all obligations and or liabilities arising out of or under this Agreement, including but not limited to the obligation to pay the Purchase Consideration.

9.4  Notices

     All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally, delivered by facsimile (with confirmation) or sent by overnight express or by certified mail, postage prepaid, addressed as follows:
                   This is page 153 of 182 pages (F-114)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

     If to Western:

          Western Acquisitions, L.L.C.
          1110 Lake Cook Road, Suite 165
          Buffalo Grove, Illinois  60089
          Attn: Eric D. Hovde
          Fax: (202) 775-8365

     With a required copy to:

          Levi, Perry, Simmons & Loots, P.C.
          805 Fifteenth Street, N.W., Suite 1101
          Washington, D.C.  20005
          Attn:  Richard J. Perry, Jr., Esquire
          Fax: (202) 289-0184

     If to West Coast:

          West Coast Bancorp
          4770 Campus Drive, Suite 250
          Newport Beach, California 92660
          Attention:  President
          Fax: (714) 442-9339

     If to Sunwest:

          Sunwest Bank
          535 East 1st Street
          Tustin, California 92680
          Attention: President
          Fax: (714) 573-8153

     With a required copy to:

          Manatt Phelps Phillips, LLP
          11355 West Olympic Boulevard
          Los Angeles, California 90064
          Attn: William T. Quicksilver, Esquire
          Fax: (310) 312-4224
                   This is page 154 of 182 pages (F-115)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


9.5  Interpretation

     The captions contained in this Agreement are for reference purposes only and are not part of this Agreement and shall not be used to help construe the meaning hereof.

9.6  Counterparts

     This Agreement may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

9.7  Governing Law

     This Agreement shall be governed by and construed in accordance with the laws of the State of California applicable to agreements made and entirely to be performed within such jurisdiction except to the extent federal law may be applicable.

9.8  Dispute Resolution

     In the event of a dispute relating to this Agreement or the interpretation hereof or in the event any of the parties to this Agreement brings an action or suit against any other party by reason of the breach of any covenant, agreement, representation, warranty or other provision hereof, or any breach of any duty or obligation created hereunder by such other party, the parties hereby agree to submit the dispute to binding arbitration under the rules and procedures of the American Arbitration Association and that, as determined by the arbitrator (or any court which may thereupon or thereafter have jurisdiction), the prevailing party shall be entitled to have and to recover from the losing party or parties all reasonable costs and expenses incurred or sustained by such prevailing party in connection with such arbitration (or any judicial proceeding), including, without limitation, legal fees and court costs (whether or not taxable as such).

9.9  Escrow Agreement

     Concurrent with the execution and delivery of this Agreement, West Coast, Sunwest and Western shall execute and deliver the escrow agreement by and among West Coast, Sunwest, Western and Levi, Perry, Simmons & Loots, P.C. in the form attached hereto as Exhibit B (the "Escrow Agreement"), and Western shall concurrently with the execution of the Escrow Agreement deposit with the Escrow Agent (as defined in the Escrow Agreement) an amount (in cash or in marketable securities) (the "Escrow Amount") sufficient to cover any obligation of Western in the event Western shall be liable for the payment of such amount (or any portion thereof) pursuant to either Article VIII or Section 9.1(b) hereof.


                   This is page 155 of 182 pages (F-116)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in counterparts by their duly authorized officers and their corporate seal to be hereunto affixed and attested by their officers thereunto duly authorized, all as of the day and year first above written.





                              WESTERN ACQUISITIONS, L.L.C.

                         By:  /s/ Eric D. Hovde
                              ---------------------------------------------
- ---
                              Name: Eric D. Hovde



                              WEST COAST BANCORP

                              /s/ John B. Joseph
                         By:  ---------------------------------------------
- ---
                              Name: John B. Joseph
                              Title: Chairman



                              SUNWEST BANK

                              /s/ John B. Joseph
                         By:  ---------------------------------------------
- ---
                              Name: John B. Joseph
                Title:                            Chairman
                   This is page 156 of 182 pages (F-117)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

 EXHIBIT A

                         AGREEMENT OF SHAREHOLDERS

                                    OF

                               SUNWEST BANK

     AGREEMENT, dated February 29, 1996, among WESTERN ACQUISITIONS, L.L.C., an Illinois limited liability company, and its permitted assignees ("Western"), WEST COAST BANCORP, a California corporation and a registered bank holding company ("West Coast") (the aforesaid parties, together with all subsequent owners of the capital stock of Sunwest Bank, Tustin, California, a California corporation engaged in the business of commercial banking ("Sunwest"), being hereinafter referred to collectively as "Shareholders" and individually as a "Shareholder"); and SUNWEST.


                     W I T N E S S E T H :

     WHEREAS, the Shareholders are the owners of the shares of the capital stock of Sunwest listed in Exhibit A hereto, being all of the issued and outstanding stock of Sunwest (said shares, together with any other shares of capital stock of Sunwest hereafter issued and outstanding, being hereinafter referred to as the "Shares"); and

     WHEREAS, the parties hereto desire to set forth their agreement with respect to the Shares as well as certain other matters relating to the relationship of the Shareholders in furtherance of that certain Stock Purchase Agreement by and among West Coast, Sunwest and Western entered into as of February 29, 1996 (the "Stock Purchase Agreement') and the corporate governance of Sunwest;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto agree as follows:


                  1.  Restrictions On Transfers of Shares

     No Shareholder shall, directly or indirectly, sell, donate, pledge, hypothecate, encumber or otherwise transfer all or any part of the Shares now or hereafter owned by it without complying with the provisions of this Agreement.

     Notwithstanding any other provision of this Agreement to the contrary, no sale, donation, pledge, hypothecation, encumbrance or other transfer of Shares shall be recognized or deemed effective unless the transferee shall execute and agree to be bound by this Agreement.

     Any  sale,  donation,  pledge,  hypothecation,  encumbrance  or  other transfer which is not in compliance with the provisions of this Agreement shall be null and void, and shall not be recognized by Sunwest or the
Shareholders, and the transferee shall not be entitled to vote any of the shares of Sunwest, nor receive any dividends, profits or other distributions in respect thereof, nor shall the transferee have any other rights as a shareholder of Sunwest. Sunwest shall not permit any Shares owned by the Shareholders to be transferred on its books except in accordance with the provisions of this Agreement and shall cooperate in making all transfers required by such provisions.
                   This is page 156 of 182 pages (F-117)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



                        2.  Transfers To Affiliates

     Notwithstanding the provisions of Articles 1 and 3 hereof, a Shareholder may transfer all or a part of its Shares by gift or otherwise to an affiliate, as hereinafter defined, of such Shareholder, or to a trust for the benefit of one or more of such affiliates of the Shareholder, pro vided that each such transferee executes and agrees to be bound by this
Agreement. Any trustee to whom Shares are transferred in accordance with this Article 2 may transfer such Shares to one or more of such Shareholder's affiliates in accordance with the terms of the trust, provided that each such transferee executes and agrees to be bound by this Agreement. Notwithstanding any such transfer, the Shares transferred shall remain subject to the provisions of this Agreement, and each transferee shall be bound by the terms, covenants and conditions of this Agreement. As used in this Agreement, the term "affiliate" shall mean a person (as defined in the first sentence of Section 2(2) of the Securities Act of 1933, as amended, without regard to the limitation contained in the second sentence thereof) which controls, is controlled by, or is under common control with a Shareholder and if an individual, any relative or spouse of such person, or any relative of such spouse, who has the same home as such person or who is a director or officer of, or a person performing similar functions for, West Coast, Sunwest or Western.

                     3.  Voluntary Transfers Of Shares

     If a Shareholder desires to sell or otherwise transfer any Shares pursuant to a bona fide written offer, other than a transfer to affiliates or trusts therefor as provided in Article 2 above, such Shareholder (the "offeror") shall give written notice thereof to the other Shareholders (which, for purposes of this Article 3 shall be deemed to include any permitted transferee or other shareholder of Sunwest permitted hereunder and bound by the terms of this Agreement) (such other Shareholders hereinafter referred to in this Article 3 as the "offerees") and Sunwest, which notice shall set forth the number of Shares to be transferred, the name and address of the proposed transferee or other parties in question (the "transferee"), the proposed price or consideration to be paid or given (the "purchase price"), and all other pertinent details of the proposed sale (the "offeror's notice"). The offeror's notice also shall contain an offer to sell such Shares to the offerees for the purchase price, in accordance with the provisions of this Article 3.

     For a period of thirty (30) days after receipt of the offeror's notice (the "initial option period"), the offerees, or any of them, shall have the right to purchase all or any part of the Shares offered for the price and upon the terms and conditions provided in this Article 3, by giving notice of intention to purchase to the offeror, the other offerees, if any, and Sunwest within the initial option period.
                   This is page 157 of 182 pages (F-118)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     Each of the other offerees shall have the right to purchase that portion of the Shares offered as the number of Shares owned by each bears to the total number of Shares owned by all of the offerees (other than the offeror). If a Shareholder does not elect to purchase its full portion of said Shares before the expiration of the initial option period, the remaining offerees shall have the right to purchase, in the aforesaid proportions, all of the Shares not purchased by giving notice of intention to purchase to the offeror and all other parties hereto on or before the date which is twenty (20) days after the expiration of the initial option period (the "second option period"). Sunwest shall have the right to purchase all of the Shares not purchased by the offerees, by giving notice of intention to purchase to the offeror and all other parties hereto within thirty (30) days after the expiration of the initial option period.

     The  purchase  price  for each of the Shares purchased  by  the  other offerees or Sunwest pursuant to the options provided in this Article 3 shall be the purchase price set forth in the offeror's notice.

     If there is a purchase of any Shares pursuant to the options provided in this Article 3, the purchase price of the Shares shall be paid in cash or by certified check by the purchasers to the offeror within ten (10) business days after the notice of intention to purchase was given by the purchasers and there is a final determination of the number of Shares to be purchased by such offeree in accordance with this Article 3; provided, however, in the event that the number of Shares to be purchased hereunder requires the consent, approval or non-objection by any federal or state governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of such purchase (the "Regulatory Approval"), payment of the purchase price shall be made within fifteen (15) days after the last of the Regulatory Approvals required has been received (which shall be not later than ninety (90) days after the date the offeree gives the offeror notice of its intention to purchase any such Shares and there is a final determination of the number of shares to be purchased) and all notice periods and waiting periods required after the granting of any such Regulatory Approvals shall have passed and all such Regulatory Approvals shall remain in full force and effect. In the event the offeree or Sunwest shall not obtain the required Regulatory Approvals within such ninety- (90-)day period, the offeree or Sunwest shall have no right to purchase the Shares and shall be deemed a defaulting offeree as defined in this Article 3. Upon payment of the purchase price, the certificate(s) evidencing the Shares purchased shall be delivered to Sunwest, with any other instruments required by Sunwest, so that full and complete title to the Shares can be transferred on the books of Sunwest. When the Shares purchased have been so transferred, the certificates therefor shall be delivered to the purchasers.

     In the event that a purchase of the Shares by an offeree requires that such offeree obtain Regulatory Approvals, as soon as practicable after such offeree gives notice of intent to purchase and there is a final determination of the number of Shares to be purchased by such offeree in accordance with this Article 3, the offeree shall promptly prepare and submit such applications or notices as may be required to obtain the Regulatory Approvals for the purchase of such Shares pursuant to the options provided in this Article 3.
                   This is page 158 of 182 pages (F-119)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     In the event an offeree or Sunwest gives notice of its intention to purchase to an offeror pursuant to the provisions of this Article 3 and, thereafter, the offeree fails to consummate the purchase of the Shares as set forth in the offeree's notice hereunder (a "defaulting offeree"), such defaulting offeree, any affiliate of such defaulting offeree or other person to whom any of the defaulting offeree's Shares have been or are transferred pursuant to Article 2 hereof shall have no further rights under this Article 3 to purchase Shares under this Article 3.

     If the other offerees and Sunwest do not elect to purchase all of the Shares which are the subject of the offeror's notice, the offeror may sell, donate, pledge, hypothecate, encumber or otherwise transfer the Shares not purchased to the transferee designated in offeror's notice, for the consideration and upon the terms and conditions set forth therein, but not otherwise. If the transfer of any Shares by the offeror is not completed in accordance with this Article 3 within (60) sixty days after the expiration of the aforesaid options, such Shares may not thereafter be transferred unless they again are offered to the other Shareholders and Sunwest in accordance with this Article 3; provided, however, in the event such transferee is required to obtain any Regulatory Approvals for the purchase of such Shares, the foregoing sixty- (60-)day period referred to in this sentence shall be a two hundred ten- (210-)day period.

     If the Shares of any Shareholder are involuntarily transferred to a pledgee, judgment creditor, assignee for the benefit of creditors, receiver, trustee in bankruptcy or other person, such transfer shall be deemed to constitute a notice to the other Shareholders and Sunwest, as of the date of such transfer, offering to sell all of the Shares affected upon the terms and conditions provided in this Article 3 for a price determined by an independent appraiser mutually agreed to by the other Shareholders and/or Sunwest and any such creditor, receiver, trustee in bankruptcy or other holder of such Shares. No pledgee, judgment creditor, assignee for the benefit of creditors, receiver, trustee in bankruptcy or other holder of Shares, without regard to the manner of acquisition of the Shares or the nature of the interest therein, shall sell or otherwise transfer any Shares without complying with the provisions of this Agreement in the same manner as if such holder or person asserting the interest in such Shares was named as a Shareholder herein.


                          4.  Co-Sale Obligation
                   This is page 159 of 182 pages (F-120)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     In the event either West Coast or Western offers Shares equal to forty percent (40%) or more of the total issued and outstanding shares of the Sunwest Common Stock to the other Shareholders (ie., the offerees) pursuant to Article 3 hereof and either (a) Sunwest does not elect to purchase all of such Shares pursuant to Article 3 hereof or (b) the other Shareholders do not elect to purchase all of such Shares offered pursuant to Article 3 hereof, and West Coast or Western elects to sell all of the Shares to the transferee named in the notice to the other Shareholders pursuant to
Article 3 hereof, West Coast or Western, as the case may be, shall notify, not later than five (5) business days after the expiration of the second option period, each of the other Shareholders (the "Co-Sale Shareholders") of such proposed sale, transfer or other disposition and permit the Co-Sale Shareholders or any of them, as each Co-Sale Shareholder may elect, to participate in such sale, transfer or other disposition as set forth in this Article 4. Such election shall be exercised, if at all, by written notice (the "Co-Sale Notice") given by each of the electing Co-Sale Shareholders to West Coast or Western, as the case may be, and the other Co-Sale Shareholders within fifteen (15) days after the date the notice given by West Coast or Western, as the case may be, pursuant to this Article 4 is effective. The Co-Sale Notice shall state the number of shares the Co-Sale Shareholder giving such Co-Sale Notice wishes to sell to the proposed transferee.

     Following receipt of any Co-Sale Notice, West Coast or Western, as the case may be, shall use its best efforts to interest the transferee in purchasing all of the Shares that the Co-Sale Shareholders desire to sell, together with the Shares of West Coast or Western, as the case may be. If the transferee does not wish to purchase the full amount of the shares of the Sunwest Common Stock which West Coast and/or Western and the Co-Sale Shareholders desire to sell, then West Coast or Western, as the case may be, shall be entitled to sell that proportion which equals the number of such shares the transferee is willing to purchase multiplied by a fraction the numerator of which is the number of the shares of the Sunwest Common Stock West Coast or Western, as the case may be, desires to sell and the denominator of which is the aggregate number of the shares of the Sunwest Common Stock West Coast or Western, as the case may be, and the Co-Sale Shareholders desire to sell. The Co-Sale Shareholders shall be entitled to sell that number of its/their shares of the Sunwest Common Stock equal to the difference between the number of shares the transferee is willing to purchase and the number of such shares West Coast or Western, as the case may be, is entitled to sell pursuant to the foregoing formula.

     Absent any material change in the terms or conditions of sale or other transfer from the terms and conditions specified in the offeror's notice specified in Article 3 hereof, West Coast or Western, as the case may be, shall be entitled to complete the sale or other transfer of all of the Shares of West Coast or of Western, as the case may be, if no Co-Sale Shareholder notifies West Coast or Western, as the case may be, in writing by the end of the fifteen- (15-)day period referred to in the first paragraph of this Article 4, or, if West Coast or Western, as the case may be, does receive a Co-Sale Notice within such fifteen- (15-)day period, at the same time as the electing Co-Sale Shareholder(s) complete(s) the sale of Shares in connection with the valid exercise of the co-sale rights granted pursuant to this Article 4.
                   This is page 160 of 182 pages (F-121)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     West Coast or Western, as the case may be, shall keep the electing Co-Sale Shareholders fully informed of the progress of each sale or other transfer and shall use its best efforts to assist each electing Co-Sale Shareholder in completing such sale or other transfer. If any Co-Sale Shareholder elects not to participate in such sale or other transfer and thereafter the terms or conditions of such sale or other transfer materially change from the terms or conditions specified in the offeror's notice referred to in Article 3 hereof, or, if West Coast or Western, as the case may be, fails to consummate its sale or other transfer to the transferee within thirty (30) days after the transferee has received all necessary regulatory approvals and the other conditions to the purchase are satisfied, West Coast or Western, as the case may be, shall again offer the Co-Sale Shareholders the ability to participate in such sale or other transfer in accordance with this Article 4.


                      5.  Extraordinary Transactions

      After the date hereof, Sunwest shall not issue or sell any additional voting stock or any securities (debt or equity) convertible into voting stock to West Coast or Western, or any affiliate of either thereof, whether by way of original issue or sale of treasury shares, grant to West Coast or Western or any affiliate of either any options, warrants or other rights with respect to such shares of Sunwest Common Stock or any such securities, make any dividend of shares of Sunwest Common Stock or of such other securities other than on a pro rata basis to all shareholders of Sunwest, redeem or effect a reverse stock split or a reclassification of any outstanding securities which in any way affects the voting rights or voting power (including the elimination of cumulative voting for the election of directors) of West Coast or Western without the prior written consent of West Coast and Western. In the event Sunwest offers after the date hereof to sell shares of Sunwest Common Stock or other voting securities of Sunwest (including securities convertible into securities with voting rights)( the "Offering"), Sunwest hereby grants West Coast and Western, and any transferee of West Coast or Western who acquires twenty-five percent (25%) or more of the Shares hereunder (for purposes of this Article 5, West Coast, Western and any such transferee hereinafter collectively referred to as "right of first refusal parties," a right of first refusal to purchase pro rata (based on their respective ownership interests), in their sole discretion, any or all of such shares of Sunwest Common Stock or other voting securities to be issued in connection with the Offering on the same terms as would otherwise be applicable to any other purchaser of such shares of Sunwest Common Stock or other voting securities in the Offering. In the event any right of first refusal parties elect not to purchase all or any portion of its/their pro rata portion of any such shares of Sunwest Common Stock or other voting securities of Sunwest offered in the Offering, then the other right of first refusal parties shall have a
                   This is page 161 of 182 pages (F-122)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


right of first refusal to purchase such shares of Sunwest Common Stock or other voting securities not purchased. In the event any shares of Sunwest Common Stock or other voting securities of Sunwest in the Offering are not purchased by any or all of the right of first refusal parties pursuant hereto, Sunwest shall be free to offer any such unpurchased shares of Sunwest Common Stock or other voting securities to third parties. Sunwest agrees to provide the right of first refusal parties with not less than thirty (30) days' written notice of its intention to sell or issue any such shares of Sunwest Common Stock or other voting securities, and the right of first refusal parties agree to give notice to Sunwest within fifteen (15) days of each of their receipt of the notice of intention from Sunwest as to the number of such shares of Sunwest Common Stock or other voting securities, if any, such right of first refusal parties will purchase.

     Without the prior written consent of Western and West Coast, Sunwest shall not amend Sections 2.3 or 2.7(c) of its By-Laws as in effect on February 12, 1996.

     The consummation of any of the foregoing actions shall be ineffective unless authorized and/or approved in accordance with this Article 5 notwithstanding any provision of the Articles of Incorporation or Bylaws of Sunwest or of any statute or laws to the contrary unless such limitation is clearly against public policy or is specifically prohibited by any such statute or laws.

                        6.  Legend On Certificates

     Every certificate representing the Shares shall bear the following legend:

          The stock represented by this certificate is subject to, and may not be transferred except in accordance with, the provisions of that certain Agreement of
          Shareholders,           dated           as           of
          , to which Sunwest and its Shareholders are parties, an executed copy of which Agreement of Shareholders is on file at the principal office of Sunwest. Such Agreement of Shareholders imposes certain obligations on the holder of these shares in certain circumstances, which obligations and circumstances are described therein. No transfer of such shares will be made on the books of Sunwest unless accompanied by evidence of compliance with the terms of such Agreement of Shareholders.

     The Shareholders agree to promptly deliver to the appropriate officer of Sunwest any certificates previously issued for the purpose of adding the foregoing legend thereto.


               7.  Public Offering Rights/Listing Privileges
                   This is page 162 of 182 pages (F-123)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     (a) Each time Sunwest shall propose the public offering of any of the securities of Sunwest, Sunwest shall give written notice of such proposed offering to West Coast and Western. If requested by West Coast and/or Western within thirty (30) days of the date of such written notice, Sunwest shall, except as herein provided, cause any shares of the Sunwest Common Stock (or portion thereof) beneficially owned by West Coast and/or Western as West Coast and/or Western shall designate in writing to be included in any such offering; provided, however, if any such public offering shall be underwritten in whole or in part, Sunwest may require that any shares of the Sunwest Common Stock requested for inclusion pursuant to this Article 7 be included on the same terms and conditions as the securities otherwise being sold through the underwriters. In the event that the Sunwest Common Stock requested for inclusion pursuant to this Article 7 would, in the good faith judgment of the managing underwriter, interfere with the successful marketing of the shares of stock offered by Sunwest, the number of shares of the Sunwest Common Stock otherwise to be included in the underwritten public offering may be reduced to zero; provided, however, if such number of shares is not reduced to zero, West Coast and Western shall be entitled to have included in the Offering, pro rata, such number of shares of the Sunwest Common Stock as each has requested for inclusion. Sunwest will use its best efforts to effect any such public offering and, if any such public offering shall be underwritten, to cause such underwritten public offering to maximize the number of shares of the Sunwest Common Stock requested for inclusion; provided, however, Sunwest shall not be prevented from abandoning or delaying a public offering at any time.

     If, at any time, Sunwest proposes to list the Sunwest Common Stock on an exchange or on the National Association of Securities Dealers Automated Quotation System, Sunwest will include in any such listing the shares of Sunwest Common Stock beneficially owned by West Coast and Western.

     Subject to the requirements or limitations of applicable law, Sunwest shall bear the following fees, costs and expenses: all application, registration, stock exchange listing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for Sunwest, fees and disbursements of counsel for the underwriter or underwriters of such securities (if Sunwest, West Coast and/or Western are required to bear such fees and disbursements), and all legal fees and disbursements and other expenses of complying with state securities or blue sky laws of any jurisdictions in which the securities to be offered are to be registered or qualified. Fees and disbursements of counsel and accountants for West Coast and/or Western, underwriting discounts and commissions and transfer taxes for West Coast and/or Western and any other expenses incurred by West Coast and/or Western not expressly included above shall be borne by West
Coast and/or Western as incurred by and/or as attributable to each such party.

     (b)  When required by the provisions of this Article 7, Sunwest will:

          (i) prepare and file with the Superintendent an offering circular with respect to such securities and use its reasonable efforts to obtain the consent of the Superintendent and any other governmental or regulatory authority to conduct the offering described therein;
                   This is page 163 of 182 pages (F-124)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


          (ii) prepare and file with the Superintendent such amendments and supplements to such offering circular as may be necessary;

          (iii) furnish to each of West Coast and/or Western and the underwriter, if any, participating in the offering such number of offering circulars and such other documents as West Coast and/or Western and such underwriter may reasonably request in order to facilitate the public sale or other disposition of the securities being sold by West Coast and/or Western and the underwriter;

          (iv) use its best efforts to register or qualify the securities covered by the offering circular under such state securities or blue sky laws of such jurisdictions as West Coast and/or Western or the underwriter, if any, may reasonably request;

          (v) if applicable, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering;

          (vi) notify West Coast and/or Western and such underwriter, if any, of the securities covered by such offering circular at any time when the offering circular is being circulating of the happening of any event as a result of which the offering circular, as then in effect, includes any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing; and

          (vii) in connection with an underwritten public offering, at the request of West Coast and/or Western, furnish on the date(s) provided for in the underwriting agreement an opinion of counsel representing Sunwest for the purpose of such offering, addressed to the underwriters and to West Coast and/or Western, covering such matters as such underwriters and West Coast and/or Western may reasonably request and are customarily covered by Sunwest's counsel at that time; and (ii) a letter from Sunwest's independent certified public accountants, addressed to the underwriters and to West Coast and/or Western, covering such matters as such underwriters or West Coast and/or Western may reasonably request, and that they are independent certified public accountants within the meaning of the Securities Act and that, in the opinion of such accountants, the financial statements and other financial data of Sunwest included in the offering circular or any amendment or supplement thereto comply in all material respects with applicable accounting requirements.

     (c)(i) Subject to the requirements or limitations of applicable law, Sunwest will indemnify and hold harmless West Coast and/or Western and any underwriter (as defined in the Securities Act) and each person, if any, who controls West Coast and/or Western or such underwriter within the meaning of the Securities Act, from and against any and all loss, damage, liability, cost and expense to which West Coast and/or Western or any such underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, damages, liabilities, costs or expenses are caused by any untrue statement or alleged untrue statement of any material fact contained in any application, any offering circular, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they are made, not misleading. However, Sunwest will not be liable in any such case to the extent that any such loss, damage, liability, cost or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by West Coast and/or Western, such underwriter or such controlling persons in writing specifically for use in the preparation thereof.
                   This is page 164 of 182 pages (F-125)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     (c)(ii) Promptly after receipt by an indemnified party pursuant to the provisions of paragraph (c)(i) of this Article 7 of notice of the commencement of any action involving the subject matter of the foregoing indemnity provisions, such indemnified party will, if a claim thereof is to be made against the indemnifying party pursuant to the provision of such paragraph (c)(i), promptly notify the indemnifying party of the commencement thereof. However, the omission to notify the indemnifying party will not relieve it from any liability which it may have to any indemnified party otherwise hereunder. In case such action is brought against any indemnified party and it notifies the indemnifying party of the commencement thereof, the indemnifying party shall have the right to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party. However, if the defendants in any action include both the indemnified party and the indemnifying party and there is a conflict of interest which would prevent counsel for the indemnifying party from also representing the indemnified party, the indemnified party or parties shall have the right to select one separate counsel to participate in the defense of such action on behalf of such indemnified party or parties. After notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party or parties shall indemnify and hold harmless the indemnified party pursuant to the provisions of paragraph (c)(i) for any legal or other expense subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation, unless (A) the indemnified party shall have employed counsel in accordance with the provision of the preceding sentence, (B) the indemnifying party shall not have employed counsel satisfactory to the indemnified party to represent the indemnified party within a reasonable time after the notice of the commencement of the action, or (C) the indemnifying party has authorized the employment of counsel for the indemnified party at the expense of the indemnifying party.


                         8.  Election of Directors

     (a)   On  and  after the consummation of the Purchase, as  defined  in
Section 2.1 of the Stock Purchase Agreement, and through the date of the first annual meeting of shareholders of Sunwest following the Closing, Western shall be entitled to not less than four (4) representatives on the board of directors of Sunwest as designated by Western from time to time, subject to the receipt of all necessary regulatory approvals for such designees to serve on the board of directors. Each of West Coast and Sunwest, as the case may be, hereby agrees to take, and West Coast hereby agrees to cause Sunwest to take, any and all actions as may be necessary to maintain or establish the composition of the Board of Directors of Sunwest in accordance with this Article 8 (including, but not limited to, increasing the number of authorized directors and using its best efforts to obtain any necessary regulatory approvals for such designees to serve on the board of directors. The Shareholders hereby consent, without any further action and from time to time, to an amendment, if required, to the By-Laws of Sunwest to increase the size of

                   This is page 165 of 182 pages (F-126)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

the Board of Directors solely for the purpose of complying with the terms of this Article 8 and, further, to vote their Shares in favor of any such amendment. Western shall provide Sunwest with a written notice which shall identify each nominee(s) of Western who is/are to serve as its representative(s) and background information regarding the nominee(s). Western hereby agrees to provide, and Western shall cause each of its nominees to provide, to Sunwest such information (including financial statements and finger print cards) as may be required to obtain any necessary regulatory approval of such nominee or as may be required for purposes of any proxy statement or other report required to be filed pursuant to any securities law or other laws applicable to Sunwest.

     (b) At all times during the term of this Agreement, each committee of the Board of Directors of Sunwest shall at all times include at least one
(1) Western representative.
     (c)  On  and  after the consummation of the Purchase,  as  defined  in
Section 2.1 of the Stock Purchase Agreement, and throughout the period of effectiveness of this Agreement, West Coast shall allow a representative of Western to attend all meetings of the Board of Directors of West Coast and any committee thereof, other than a meeting or portion thereof at which the transactions contemplated by the Stock Purchase Agreement or matters covered by the attorney-client privilege are discussed and shall give Western reasonable notice of all such meetings.


                              9.  Cooperation

     Sunwest shall use its best efforts in good faith to (i) furnish such information about Sunwest as may be reasonably required for any actions to be taken or required to be taken by the Shareholders, and Western and Sunwest shall each use its best efforts in good faith to provide such information to each other as may be reasonably required for any actions to be taken or required to be taken by any of them (including but not limited to applications or notices related to the appointment of Western's nominee(s) pursuant to Article 8 hereof, the preparation of any proxy statements, regulatory reports or any other applications, notices or filings required by any of them to be filed pursuant to the securities laws or any other laws applicable to any of them and (iii) to take or cause to be taken all action necessary or desirable on its part in furtherance of this Agreement.


                               10.  Notices

     All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by overnight express or by facsimile (with confirmation), by certified mail, postage prepaid, addressed as follows:
                   This is page 166 of 182 pages (F-127)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     If to Western:

          Western Acquisitions, L.L.C.
          1110 Lake Cook Road, Suite 165
          Buffalo Grove, Illinois  60089
          Attn: Eric D. Hovde
          Fax: (202) 775-8365

     With a required copy to:

          Levi, Perry, Simmons & Loots, P.C.
          805 Fifteenth Street, N.W., Suite 1101
          Washington, D.C.  20005
          Attn:  Richard J. Perry, Jr., Esquire
          Fax: (202) 289-0184

     If to West Coast:

          West Coast Bancorp
          4770 Campus Drive, Suite 250
          Newport Beach, California 92660
          Attention:  President
          Fax: (714) 442-9339

     If to Sunwest:

          Sunwest Bank
          535 East 1st Street
          Tustin, California 92680
          Attention: President
          Fax: (714) 573-8153

     With a required copy to:

          Manatt Phelps Phillips, LLP
          11355 West Olympic Boulevard
          Los Angeles, California 90064
          Attn: William T. Quicksilver, Esquire
          Fax: (310) 312-4224


                     11.  Corporate Books And Records

     Sunwest shall maintain true, complete and accurate records and books of account. All books and records of Sunwest shall at all times be made accessible and available to the parties hereto and their duly authorized representatives, for examination during reasonable hours, provided that reasonable notice of a party's intention to exercise such rights is given to Sunwest.

                   This is page 168 of 182 pages (F-129)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


                                 12. Term

     This Agreement shall become effective at the consummation of the Purchase as defined in Section 2.1 of the Stock Purchase Agreement and, except as otherwise provided herein, shall terminate as to West Coast or Western on the date either West Coast or Western owns of record and beneficially Shares representing less than twenty-five percent (25%) of the Shares then outstanding and as to each other holder of Shares who becomes, or is deemed to become, a party hereto, on the date such holder owns of record and beneficially Shares representing five percent (5%) or less of the total Shares then outstanding.

             13.  Certain Transactions Excluded from Coverage


     Notwithstanding the provisions of Articles 1, 2, 3 or 4 hereof, nothing contained herein shall be construed to prohibit and the provisions of Articles 1, 2, 3 and 4 shall not be applicable to a distribution by West Coast and/or Western of the shares of Sunwest Common Stock owned of record or beneficially by, in the case of West Coast to the shareholders of West Coast and, in the case of Western, to the members of Western, a merger or acquisition of, in the case of West Coast or Sunwest, with another person or entity including West Coast, Sunwest or any subsidiary thereof, or, in the case of Western, with another person or entity including Sunwest or a subsidiary thereof, or to any sale of shares pursuant to the provisions of
Article 7 hereof.

                            14.  Miscellaneous

     This Agreement shall be governed by the laws of the State of California. If any provision or provisions of this Agreement is found to be void or unenforceable, the remaining provisions of this Agreement shall remain binding and in full force and effect.

     Wherever appropriate, the singular shall include the plural, and vice versa. The captions in this Agreement are for convenience only, and shall not affect the construction of the provisions hereof.

     This Agreement may be terminated, waived or modified only by a written agreement executed by the party against which enforcement of such termination, waiver or modification is sought. No waiver of any breach of any provision of this Agreement shall be deemed a waiver of a party's right to demand strict performance of all of the terms of this Agreement, nor shall it constitute a waiver of any subsequent breach of any provision of this Agreement. The parties hereto (and any person or entity who agrees to be bound hereby pursuant to the terms hereof) acknowledge and agree that their respective remedies at law for a breach or a threatened breach of any of the provisions of this Agreement would be inadequate and, in recognition of that fact, agree that, in the event of a breach or threatened breach by the other party (or any of such persons or entities) of the provisions of this Agreement, in addition to any remedies at law, they shall, respectively, without posting any bond, be entitled to obtain equitable relief in the form of specific performance, a temporary restraining order, a temporary or permanent injunction or any other equitable remedy which may then be available.
                   This is page 169 of 182 pages (F-130)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     This Agreement merges and supersedes all prior understandings and oral or written agreements of the parties hereto with respect to the subject matter hereof.

     This Agreement may be executed in several counterparts, each of which shall constitute an original, but all counterparts shall constitute but one and the same agreement. Sunwest agrees that a copy of this Agreement shall be kept at the principal office of Sunwest, for inspection by the Shareholders. Any Shareholder shall have the right to inspect said copy of this Agreement and the books and records of Sunwest at reasonable times after reasonable notice.

     The execution and performance of this Agreement has been duly authorized and approved by the Boards of Directors of West Coast and Sunwest by Western in accordance with its Operating Agreement.

     This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, personal representatives, executors, administrators, successors and permitted assigns. This Agreement shall apply to all stock and equity securities of Sunwest now or hereafter acquired by the Shareholders or any of their successors in interest.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.




                              WESTERN ACQUISITIONS, L.L.C.

                              /s/ Eric D. Hovde
                         By:  ---------------------------------------------
- ---
                              Name: Eric D. Hovde


                              WEST COAST BANCORP

                              /s/ John B. Joseph
                         By:  ---------------------------------------------
- ---
                              Name: John B. Joseph
                              Title: Chairman


                              SUNWEST BANK

                              /s/ John B. Joseph
                         By:  ---------------------------------------------
- ---
                              Name: John B. Joseph
                              Title: Chairman
                   This is page 170 of 182 pages (F-131)
West Coast Bancorp
From 10-K for the year ended December 31, 1995




                                 EXHIBIT A

                     SHARES OWNED BY THE SHAREHOLDERS



            Name        of                                 Number        of
Certificate
   Shareholder                         Shares                      Number




                       [TO BE COMPLETED AT CLOSING]



                   This is page 171 of 182 pages (F-132)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

EXHIBIT B

                             ESCROW AGREEMENT


     THIS ESCROW AGREEMENT (the "Escrow Agreement") is made as of the 29th day of February, 1996 by and between WESTERN ACQUISITIONS, L.L.C. ("Western"), WEST COAST BANCORP, SUNWEST BANK (West Coast Bancorp and Sunwest, individually and collectively, hereinafter referred to as "Reimbursed Party(ies)") and LEVI, PERRY, SIMMONS & LOOTS, P.C. (the "Escrow Agent") (Western, the Reimbursed Party(ies) and the Escrow Agent sometimes hereinafter referred to as "the Parties").

     WHEREAS, the Reimbursed Party(ies) and Western have entered into a Stock Purchase Agreement dated as of even date herewith (the "Agreement"); and

     WHEREAS, the Agreement provides for the deposit in escrow of cash or marketable securities (hereinafter referred to as the "assets") as set forth in Section 9.9 of the Agreement and for certain payments and disbursements, as more specifically set forth in the Agreement, with respect to the transactions contemplated by the Agreement; and

     WHEREAS, the Parties hereto wish to establish an Escrow Account, as defined in Section 4 hereof, from which the Reimbursed Party(ies) can obtain payments in accordance with the terms and conditions of the Agreement, and state the procedures which will govern such assets (including the Escrow Account) held by the Escrow Agent.

     NOW, THEREFORE, in consideration of the mutual promises herein set forth and other valuable consideration, the Parties hereto agree as follows:

     1. Agreements: The Agreement is specifically incorporated by reference into this document. All words and phrases defined or capitalized in the Agreement shall have the same meanings when used in this document unless otherwise defined herein or expressly inconsistent with the meaning hereof.

     2. Scope: Sections 9.1(a) and 9.1(b) of the Agreement provides for the payment to the Reimbursed Party(ies) of certain amounts upon the occurrence of certain events as set forth therein.

     This document addresses the procedures to be followed when the Parties intend to make a claim for release of assets hereunder. Neither this document nor any assets placed in escrow pursuant to this document relate to, or are a source of funds or other satisfaction for, other claims arising outside of the Agreement.
                   This is page 172 of 182 pages (F-133)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     3. Appointment of Escrow Agent: In order to provide assurances that Sections 9.1(a) and 9.1(b) of the Agreement will be properly performed, Western and the Reimbursed Party(ies) have asked the Escrow Agent to act as escrow agent for the purposes hereinafter described and under the following terms and conditions, and by signing this Escrow Agreement, Levi, Perry, Simmons & Loots, P.C. hereby confirms its acceptance of an agreement to act as Escrow Agent hereunder.

     The Escrow Agent acts hereunder as depository only and is not a party to, or bound by, the Agreement or any other agreement or undertaking relating, directly or indirectly, to the Agreement, other than this Escrow Agreement. The duties of the Escrow Agent shall be only as specifically set forth herein, and the Escrow Agent, as such, shall have no duty to determine the performance or nonperformance of, or otherwise, any term or condition of the Agreement.

     4. Establishment of Escrow: Upon execution of this Escrow Agreement by the Escrow Agent, the Escrow Agent shall establish an interest bearing account at Union Bank in Orange County, California or in such other national or state-chartered bank having a location in Orange County, California as the Escrow Agent shall determine, the deposits of which are federally insured ("Escrow Account"). On the date hereof, Western shall deliver the sum of Two Hundred Thousand Dollars and No Cents ($200,000.00) pursuant to Section 9.9 of the Agreement (the "Escrow Amount") to the Escrow Agent in accordance with the provisions of the Agreement and the Escrow Agent shall, not later than the next business day, deposit same in the Escrow Account which shall be invested. All monies in excess of the Escrow Amount and all property (both tangible and intangible) received by the Escrow Agent pursuant to the Agreement (including the earnings thereof and income therefrom) are hereinafter referred to as the "Escrowed Assets" which assets shall be held in escrow for Western and the Reimbursed Party(ies) subject to claims that the Reimbursed Party(ies) may have from time to time in connection with the Agreement. Further, Western hereby grants to the Reimbursed Party(ies), its/their permitted successors or assigns, a security interest in the Escrowed Assets, which, subject to the right to payment of expenses of the Escrow Agent set forth in Section 11, shall be superior to the interest or claims of any party of any kind whatsoever, to secure the Western's obligations under Sections 9.1(a) and 9.1(b) of the Agreement; and the Escrow Agent shall be deemed the agent and/or bailee of the Reimbursed Party(ies), its successors or assigns, holding the funds for the Reimbursed Party(ies) for the purpose of perfection of said security interest.

     5.    Funds  Held  as  Security:   The Escrow  Agent  understands  and
acknowledges that the Escrowed Assets secure Western's obligations under Sections 9.1(a) and 9.1(b) of the Agreement.
                   This is page 173 of 182 pages (F-134)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     6. Disbursal Upon Mutual Agreement: Subject to the provisions of Sections 8 and 9 hereof, the Escrow Agent agrees that it will from time to time disburse assets from the Escrowed Assets, promptly upon receipt of written joint instructions from Western and the Reimbursed Party(ies) specifying (a) the amount to be paid or the assets to be distributed to the Reimbursed Party(ies) or Western, or both, subject to the terms of this Escrow Agreement, and (b) the date by when disbursement is due, which date shall be no earlier than two (2) business days from the date the Escrow Agent receives actual written joint instructions. The Escrow Agent shall disburse funds from the Escrowed Assets to the Reimbursed Party(ies) by wire transfer to such account as may be designated by the Reimbursed Party(ies) in such instructions and to Western by wire transfer to such account as may be designated by Western in such instructions; Escrowed Assets other than funds shall be disbursed to the Reimbursed Party(ies) or Western, as the case may be, in accordance with such instructions. Except as provided in Sections 8 and 9 hereof, each such disbursement and all such disbursements to each of the Reimbursed Party(ies) and Western shall be made by the Escrow Agent only upon receipt of, and in accordance with, written instructions from both the Reimbursed Party(ies) and Western.

     The Reimbursed Party(ies) and Western hereby mutually agree that in the event Western purchases the Sunwest Stock and the New Sunwest Stock pursuant to the Agreement, upon receipt by the Escrow Agent of written notice from Western and the Reimbursed Party(ies) to the Escrow Agent that the Purchase (as defined in Section 2.1 of the Agreement) has occurred in accordance with Section 2.3 of the Agreement, and without further notice or instructions, the Escrow Agent shall release the Escrow Amount to Western.

     7. Retention of Funds: The Escrow Agent shall continue to hold assets and to hold and invest any undisbursed balance of funds until the Escrow Agent (i) delivers such assets or the balance of such funds to the Reimbursed Party(ies) and/or Western pursuant to instructions given under, or otherwise pursuant to, the Escrow Agreement or (ii) is directed by a court of competent jurisdiction to disburse or otherwise deal with such assets, or to disburse or deposit such funds, or (iii) interpleads the assets and/or the funds pursuant to this Escrow Agreement. Upon making all such deliveries, disbursements and deposits as aforesaid, this Escrow Agreement shall terminate and the Escrow Agent shall be relieved from further liability or responsibility hereunder. It is expressly understood that the sole obligation of the Escrow Agent hereunder with respect to assets other than funds shall be to hold such assets in safekeeping pursuant to the terms and conditions of this Escrow Agreement.

     8. Disbursal Upon Termination: At the later of (i) the termination of the Agreement or (ii) November 30, 1996 (the "Escrow Period"), the Escrow Agent shall disburse all remaining Escrowed Assets to Western, including any accumulated interest thereon, if any, except to the extent any such Escrowed Assets are subject to a Disbursement Notice as described in Section 9 hereof.
                   This is page 174 of 182 pages (F-135)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     9. Claims and Objections: In the event Western shall become liable under the provisions of any of Sections 9.1(a) and/or 9/1(b) of the Agreement for which the Reimbursed Party(ies) is/are otherwise entitled to receive any assets pursuant to any of such sections of the Agreement and Western is unwilling or refuses to join with the Reimbursed Party(ies) in giving the written instruction to the Escrow Agent as provided for in
Section 6 hereof, the Reimbursed Party(ies) may seek disbursement from the Escrow Agent out of the Escrowed Assets. To obtain disbursement out of the Escrowed Assets, the Reimbursed Party(ies) must furnish written notice to Western and the Escrow Agent that the Reimbursed Party(ies) was entitled to receive a distribution of assets and/or the release/payment of funds pursuant to the terms of the Agreement, specifying the nature and extent of Western's failure to perform or of the Reimbursed Party(ies)'s right to a disbursement, release or payment, as the case may be, which notice (a) identifies the assets and/or itemizes the amount the Reimbursed Party(ies) claim(s) as a result thereof and (b) contains a representation that the Reimbursed Party(ies) previously gave Western written notice of the Reimbursed Party's(ies') demand for release and (c) contains a copy of the original written notice from the Reimbursed Party(ies) to Western (the "Disbursement Notice"). Western is entitled to defend any such claim or demand at the Western's cost and expense. The Escrow Agent shall release from the Escrowed Assets the full sum requested by the Reimbursed Party(ies) if the Escrow Agent has not received written notice disputing the Reimbursed Party's(ies') Disbursement Notice, or disputing or objecting to the Reimbursed Party's(ies') right to any portion or all of the Escrowed Assets, within five (5) business days following receipt of the Reimbursed Party's(ies') Disbursement Notice. If the Escrow Agent does receive notice, as provided herein, that Western is disputing the Reimbursed Party's(ies') claim for disbursement, the Escrow Agent shall not have the authority nor be under any duty to disburse assets or funds to the Reimbursed Party(ies) until it receives joint written notice that the dispute has been resolved or written order from a court of competent jurisdiction or duly designated arbitration. The Escrow Agent is hereby instructed to release any other assets or funds that are not the subject of the dispute in accordance with the terms of this Escrow Agreement.

     10. Other Disputes: In the event that either Western or the Reimbursed Party(ies) objects to or disputes the release or failure to release any assets or funds requested or required to be disbursed, pursuant to Paragraphs 6 or 8 (but excluding requests for disbursements referenced in Paragraph 9 hereinabove, which shall be governed by the provisions therein), then written notice of such dispute or objection shall be delivered to the Escrow Agent and the other party at least forty-eight (48) hours prior to the date on which disbursement is due. Under no circumstances may the Escrow Agent release any Escrowed Assets to Western or the Reimbursed Party(ies) that are the subject of such a notice of dispute, properly delivered, until both Western and the Reimbursed Party(ies) give written notice to the Escrow Agent that the dispute has been resolved, which notice shall specify the amount of disputed Escrowed Assets to be released to Western or the Reimbursed Party(ies), as the case may be, or upon written order from a court of competent jurisdiction or of a duly designated arbitration. The Escrow Agent is hereby instructed to release any other assets or funds that are not the subject of the dispute in accordance with the terms of this Escrow Agreement.
                   This is page 175 of 182 pages (F-136)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     11. Expenses: The Escrow Agent shall be entitled to recover, as an extraordinary expense, all attorney's fees and expenses it incurs by way of consultation referenced in Paragraph 13, or any litigation expenses or costs relating to this Escrow Agreement. All ordinary and extraordinary expenses and fees of the Escrow Agent shall be paid from the Escrowed Assets as the same come due, and the Escrow Agent shall be authorized to retain any portions or all of the fees or expenses due, at any time during the Escrow Period, to the extent not paid in full prior to disbursement in an aggregate amount not to exceed Five Thousand Dollars and No Cents ($5,000.00).

     12. Authorized Signatures: The following individuals are hereby authorized to issue written directions to the Escrow Agent with respect to the payment and distribution of the Escrowed Assets on behalf of Western and the Reimbursed Party(ies):

FOR WESTERN:

Eric D. Hovde                           /s/ Eric D. Hovde
- --------------------------------        -----------------------------------
- --
Name:                                   Signature

                                        /s/
- --------------------------------        -----------------------------------
- --
Name:                                   Signature

- -or-

                                        /s/
- --------------------------------        -----------------------------------
- --
Name:                                   Signature


FOR WEST COAST:
                                        /s/ John B. Joseph
Name: John B. Joseph                    -----------------------------------
- --
Title:                                  Chairman  Signature

                                        /s/ Frank E. Smith
Name: Frank E. Smith                    -----------------------------------
- --
Title:                                  Sr. V.P./CFO   Signature

- -or-
                                        /s/
- --------------------------------        -----------------------------------
- --
Name:                                   Signature

                   This is page 176 of 182 pages (F-137)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

FOR SUNWEST:
                                        /s/ James G. LeSieur, III
Name: James G. LeSieur, III             -----------------------------------
- --
Title:                                  President/CEO  Signature

                                        /s/ John B. Joseph
Name: John B. Joseph                    -----------------------------------
- --
Title:                                  Chairman  Signature

- -or-
                                        /s/ Frank E. Smith
Name: Frank E. Smith                    -----------------------------------
- --
Title:                                  Sr. V.P./CFO   Signature

     The Escrow Agent, in carrying out the provisions of this Escrow Agreement, shall be entitled to rely upon the authority of such individuals to issue such directions, and the Escrow Agent may continue to so rely until such authority is revoked or supplemented by a notice in writing (which revocation or supplement shall include the specifications of a replacement authorized individual) and such revocation or supplement is received by the Escrow Agent.

     13. Liability of Escrow Agent: The Escrow Agent may act in reliance upon the advice of counsel in reference to any matter relating hereto and shall not be liable for anything which it in good faith does nor refrains from doing in connection herewith, unless done with gross negligence or willful misconduct. Without limiting the foregoing, the Reimbursed Party(ies) and Western shall not take or file any actions or initiate any proceeding of any kind against or naming the Escrow Agent, or pertaining to the Escrowed Assets, unless and until the Escrow Agent shall have received written notice thereof at least ten (10) business days prior thereto.
                   This is page 177 of 182 pages (F-138)
West Coast Bancorp
From 10-K for the year ended December 31, 1995



     14. Litigation: In the event (a) any charges, accusations, disputes, objections, controversies or conflict, of any kind, shall arise as to (i) the right, or claim of right, to any portion or all of the Escrowed Assets, or (ii) the discharge of the duties of the Escrow Agent hereunder, or (b) there is any dispute or litigation, threatened or pending, among the parties, or by any party, as to (i) the proper construction of this Escrow Agreement, (ii) the rights of the parties under the Agreement or this Escrow Agreement, or to any portion or all of the Escrowed Assets, or (iii) discharge of the Escrow Agent's duties hereunder, in the Escrow Agent's sole, exclusive, and unrestricted discretion with respect to (a) and (b), the Escrow Agent may remove itself from any such conflict, dispute or litigation, etc., by filing an interpleader action, and by depositing the Escrowed Assets, together with a copy of this Escrow Agreement in the registry of the appropriate federal district court or, if such court lacks jurisdiction, in a court of competent jurisdiction for the State of
California together with a complaint requesting resolution of such differences and a proper construction of this Escrow Agreement or, in the alternative, and upon the mutual agreement of the Escrow Agent, Western and the Reimbursed Party(ies), their permitted successors or assigns, the Escrow Agent shall promptly refer the dispute to the American Arbitration Association to be settled by arbitration in accordance with the rules of the American Arbitration Association or such other arbitration association mutually agreed upon by the parties (the "Arbitration Association"), and, thereupon, the Escrow Agent shall have no obligation to testify in court or before an arbitration panel pertaining to any dispute between the Reimbursed Party(ies) and Western relating to the Agreement, or otherwise engage itself in the dispute resolution process except to the extent that the dispute pertains to this Escrow Agreement and the Escrow Agent's performance hereunder.

     15. Indemnification: The Reimbursed Party(ies) and Western (the ("Indemnitors"), jointly and severally, agree to indemnify the Escrow Agent and its officers, directors, agents and employees (herein, jointly and severally the "Indemnitees"), against, and hold them harmless of and from, any and all loss, liability, cost, damage and expense, including without limitation, reasonable attorneys' fees, which the Indemnitees may suffer or incur by reason of any action, claim or proceeding brought by any third party against the Indemnitees, arising out of or relating in any way to this Escrow Agreement or transaction contemplated by this Escrow Agreement.
     16. Books and Records: All money held as a part of the Escrowed Assets shall at all times be clearly identified as being held by the Escrow Agent hereunder. Any party hereto may at any reasonable time during the Escrow Agent's business hours, and upon reasonable notice, inspect the records pertaining to the Escrowed Assets.

     17. Assignment: Neither the Reimbursed Party(ies) nor Western may assign its rights or obligations hereunder, without the express written consent of the other.

     18. Notice: Any notice, request, claim, demand or other communication to be given by any party hereunder shall be in writing and shall be deemed sufficient if delivered personally, sent by commercial overnight delivery service, or sent by facsimile (with confirmation) or by registered or certified mail, postage prepaid to the addresses shown in the Agreement and if to the Escrow Agent, to:
                   This is page 178 of 182 pages (F-139)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


          Levi, Perry, Simmons & Loots, P. C.
          Suite 1101
          805 Fifteenth Street, N.W.
          Washington, D. C.  20005
          Fax: (202) 289-0184

     19. Reliance: The Escrow Agent may conclusively rely, and shall be protected in acting or refraining from acting upon any written notice, certificate, instrument or signature believed by it to be genuine and to have been signed or presented by the proper party or parties duly authorized to do so. The Escrow Agent shall be under no obligation to fund any disbursement requests for more than the funds remaining in the Escrow Account.

     Notwithstanding anything herein to the contrary, the Escrow Agent may act upon any written instructions given jointly by the Reimbursed Party(ies) and Western, but shall be under no obligation to disburse, or refrain from disbursing, as the case may be, pursuant to instructions or notice which fails to conform, in whole or in part, to any requirement of this Escrow Agreement.

     20.   Amendment:   This  Escrow Agreement  shall  not  be  amended  or
modified except in a writing executed by all parties hereto.

     21.   Governing  Law:   This Escrow Agreement shall  be  construed  in
accordance with the laws of the State of California

     22.    Counterparts:   This  Escrow  Agreement  may  be  executed   in
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     23. Resignation: The Escrow Agent may resign at any time by giving thirty (30) days written notice to the Reimbursed Party(ies) and Western. Such resignation shall take effect upon (i) the appointment of a successor Escrow Agent by the Reimbursed Party(ies) and Western, and (ii) delivery of all the Escrowed Assets to the successor Escrow Agent.

     24. Termination of Agreement: This Escrow Agreement shall terminate when all Escrowed Assets held hereunder have been disbursed as a result of payments to the Reimbursed Party(ies) pursuant to any of Sections 9.1(a) and/or 9.1(b) of the Agreement exhausting the resources available in the Escrow Account, as a consequence of disbursing the Escrowed Assets to Western as a result of the occurrence of the consummation of the Purchase pursuant to the Agreement, or as a result of a combination of the two, or other disbursement or deposit of the Escrowed Assets pursuant to this Escrow Agreement. Upon the request of The Reimbursed Party(ies) and Western, the Escrow Agent shall furnish an itemized final accounting to Western and The Reimbursed Party(ies) of the Escrowed Assets within fifteen
(15) days after this Escrow Agreement ends.
                   This is page 179 of 182 pages (F-140)
West Coast Bancorp
From 10-K for the year ended December 31, 1995


     25. Benefit: This Escrow Agreement shall be binding upon and inure to the benefit of Western and The Reimbursed Party(ies), their successors and permitted assigns; provided, however, no party hereto shall assign its rights or obligations hereunder without the prior written consent of the other parties hereto.
     26. Waiver: No waiver of any term, provision, or condition of this Escrow Agreement, by conduct or otherwise, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such term, provision or condition, or of any other term, provision or condition of this Escrow Agreement.

     IN WITNESS WHEREOF, the parties have evidenced their acceptance of an agreement to the foregoing escrow arrangements by executing and returning the copies of this Escrow Agreement provided for such purpose, whereupon this Escrow Agreement shall be deemed in full force and effect and a contract among the parties.


WESTERN ACQUISITIONS, L.L.C.:

/s/ Eric D. Hovde
- -----------------------------------
Name: Eric D. Hovde
Title:


WEST COAST BANCORP:

/s/ John B. Joseph
- ------------------------------------
Name: John B. Joseph
Title:    Chairman


SUNWEST BANK:

/s/ John B. Joseph
- ------------------------------------
Name: John B. Joseph
Title:    Chairman


LEVI, PERRY, SIMMONS & LOOTS, P.C.:

/s/ Richard J. Perry, Jr.
- ------------------------------------
Name: Richard J. Perry, Jr.
Title:Vice President
                   This is page 180 of 182 pages (F-141)
West Coast Bancorp
From 10-K for the year ended December 31, 1995

                         STOCK PURCHASE AGREEMENT
                               for shares of
                      BUSINESS AND PROFESSIONAL BANK



      THIS STOCK PURCHASE AGREEMENT (the "Agreement") made and entered into the 29th day of February 1996, by and between WESTERN ACQUISITIONS, L.L.C, an Illinois limited liability company (hereinafter "Western") and WEST COAST BANCORP (hereinafter "West Coast").


                                 RECITALS

     WHEREAS, West Coast is a shareholder of Business and Professional Bank, a California corporation engaged in the commercial banking business, headquartered in Woodland, California ("B&PB");

     WHEREAS, West Coast desires to effect a sale of Two Hundred Thirteen Thousand Three Hundred Eighty-Four (213,384) shares of the common stock of B&PB, no par value (the "B&PB Common Stock"), which represents all of the shares of the B&PB Common Stock owned of record or beneficially by West Coast as of the date hereof and the number of shares (estimated to be 10,161 shares) to be received by West Coast on March 1, 1996 as a result of the Stock Dividend (the "B&PB Stock"), subject to the terms and conditions hereinafter set forth;

     NOW, THEREFORE, for and in consideration of the mutual covenants, agreements, representations and warranties contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:


                                 ARTICLE I
                                DEFINITIONS

     Except as otherwise provided herein or as defined in the Agreement, the capitalized terms set forth below shall have the following meanings:

     "Act" shall mean the California Corporations Code, as amended.

     "BHCA" shall mean the Bank Holding Company Act of 1956, as amended.

     "Control Act" shall mean the Change in Bank Control Act of 1978, as amended.

     "Department" shall mean the Department of Banking of the California Business and Transportation Agency.

     "FDIA" shall mean the Federal Deposit Insurance Act and the rules and regulations promulgated thereunder.

     "Financial Code" shall mean the California Financial Code, as amended.

     "Phase I Closing" shall mean the day as set forth in Section 2.3(a) hereof for the purchase of the Phase I Stock.

     "Phase I Purchase Consideration" shall mean the aggregate purchase price to be paid at the Phase I Closing by Western for the Phase I Stock pursuant to Section 2.2(a) hereof.

     "Phase I Stock" shall mean 46,199 shares of the B&PB Stock.

     "Phase II Closing" shall mean the day designated by West Coast in the written notice as set forth in Section 2.3(b) hereof for the purchase of the Phase II Stock.

     "Phase II Purchase Consideration" shall mean the aggregate purchase price to be paid at the Phase II Closing by Western for the Phase II Stock pursuant to Section 2.2(b) hereof.

     "Phase II Stock" shall mean 93,007 shares of the B&PB Stock.

     "Phase III Closing" shall mean the day designated by West Coast in the written notice as set forth in Section 2.3(c) hereof for the purchase of the Phase III Stock.

     "Phase III Purchase Consideration" shall mean the aggregate purchase price to be paid at the Phase III Closing by Western for the Phase III Stock pursuant to Section 2.2(c) hereof.

     "Phase III Stock" shall mean 74,178 shares of the B&PB Stock.

     Previously Disclosed" shall mean disclosed (i) in a letter dated the date hereof delivered from the disclosing party to the other party specifically referring to this Agreement and describing in reasonable detail the matters contained therein and the section of this Agreement to which such matters pertain, or (ii) a letter dated after the date hereof from the disclosing party specifically referring to this Agreement and describing in reasonable detail the matters contained therein and delivered by the other party pursuant to Section 5.4 hereof.

     "Stock Dividend" shall mean the five percent (5%) stock dividend declared on the B&PB Common Stock by B&PB on January 17, 1996 to be paid on March 1, 1996 to the B&PB shareholders of record on January 31, 1996.

     "Stock Dividend Shares" shall mean the shares of the B&PB Common Stock received by West Coast pursuant to the Stock Dividend.

     "Superintendent" shall mean the Superintendent of Banking of the Department.


                                ARTICLE II
                      PURCHASE AND DELIVERY OF STOCK

     2.1. Purchase of Stock. Subject to the terms and conditions hereof, at the Effective Time of (a) the Phase I Closing, West Coast shall sell, transfer, convey and assign and shall deliver to Western and Western shall purchase from and acquire all of West Coast's right, title and interest in and to the Phase I Stock; (b) the Phase II Closing, West Coast shall sell, transfer, convey and assign and shall deliver to Western and Western shall purchase from and acquire all of West Coast's right, title and interest in and to the Phase II Stock; and (c) the Phase III Closing, West Coast shall sell, transfer, convey and assign and shall deliver to Western and Western shall purchase from and acquire all of West Coast's right, title and interest in and to the Phase III Stock.

     2.2. Purchase Price. The purchase price per share for the B&PB Stock shall be Eight Dollars and Eighty-One Cents ($8.81). The purchase price
(a) for the Phase I Stock shall be an amount equal to Four Hundred Seven Thousand Thirteen Dollars and Nineteen Cents ($407,013.19) (the "Phase I Purchase Consideration") at the Phase I Closing pursuant to Section 2.1(a) hereof; (b) for the Phase II Stock shall be an amount equal to Eight Hundred Nineteen Thousand Three Hundred Ninety-One Dollars and Sixty-Seven Cents ($819,391.67) (the "Phase II Purchase Consideration") at the Phase II Closing pursuant to Section 2.1(b) hereof; and (c) for the Phase III Stock shall be an amount equal to Six Hundred Fifty-Three Thousand Five Hundred Eight Dollars and Eighteen Cents ($653,508.18) (the "Phase III Purchase Consideration") at the Phase III Closing pursuant to Section 2.1(c) hereof, in each such case payable by wire transfer to an account designated by West Coast in immediately available funds at the Effective Time of each such Closing.

     2.3 Closings; Effective Times. A closing (the "Closing") shall take place at 10:00 a.m. on a business day if with respect to the purchase of
(a)  the Phase I Stock pursuant to Section 2.1(a) hereof, on March 8, 1996;
(b) the Phase II Stock pursuant to Section 2.1(b) hereof, on a date designated by Western in a written notice given to West Coast but in no event later than March 29, 1996; and (c) the Phase III Stock pursuant to
Section 2.1(c) hereof, on a day designated by Western in a written notice given to West Coast which shall be a day within five (5) business days following satisfaction or waiver, to the extent permitted hereunder, of the conditions to the consummation of the purchase of the B&PB Stock specified in Section 6.1 of Article VI of this Agreement, in each such case, at the offices of West Coast, or at such other place, at such other time, or on such other date as the parties may mutually agree upon. The "Effective Time" shall be 10:00 a.m. (Pacific Standard Time) on the date of each respective Closing or as otherwise specified by law, in accordance with the provisions of the Act, the BHCA, the Control Act, the Financial Code, the FDIA and the rules and regulations thereunder. Notwithstanding anything to the contrary contained herein, Western shall not be under any obligation to purchase the Phase II Stock or the Phase III Stock in the event Western, in its sole discretion, does not agree, on or before March 29, 1996, to be bound by the terms of that certain shareholder agreement entered into by and between West Coast and B&PB, dated June 22, 1994 relating to the Phase II Stock and the Phase III Stock.

     2.4. Delivery of Stock. Upon delivery of the Phase I Purchase Consideration, the Phase II Purchase Consideration and the Phase III Purchase Consideration, as the case may be, West Coast shall deliver to Western all certificates for the Phase I Stock, the Phase II Stock and the Phase III Stock, respectively, as the case may be, duly endorsed in the name of Western.


                                ARTICLE III
               REPRESENTATIONS AND WARRANTIES OF WEST COAST

     3.1 Organization, Standing and Authority of West Coast. West Coast is a California corporation duly organized, validly existing and in good standing under the laws of the State of California with full corporate power and authority to own or lease all of its properties and assets and to carry on its business as now conducted. West Coast has delivered to Western true and complete copies of the Articles of Incorporation and Bylaws of West Coast as in effect as of the date hereof.

     3.2 Ownership of B&PB Stock. Except as Previously Disclosed, the B&PB Stock (including the Stock Dividend Shares) is directly owned by West Coast free and clear of all liens, claims, encumbrances, charges, restrictions or rights of third parties of any kind whatsoever. Except as Previously Disclosed, there are no agreements, understandings or commitments relating to the right of West Coast to vote or to dispose of said shares or other ownership interests.

     3.3   Authorized  and Effective Agreement.  (a)  West  Coast  has  all
requisite corporate power and corporate authority to enter into this Agreement and (subject to receipt of all necessary governmental approvals) to perform all of its obligations under this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action in respect thereof on the part of West Coast. This Agreement has been duly and validly executed and delivered by West Coast and constitutes a legal, valid and binding obligation of West Coast which is enforceable against West Coast in accordance with its terms, subject, as to enforceability, to bankruptcy, receivership, conservatorship, insolvency and other laws of general applicability relating to or affecting the rights of creditors of companies that are bank holding companies and to general equity principles.

     (b) Except for consents and approvals of, filings or registrations with, notices to or non-objections by, as applicable, the Superintendent, the FDIC, the FRB and the DOJ, no consents or approvals of, or filings or registrations with, or notices to any governmental body or authority are necessary on behalf of West Coast in connection with (i) the execution and delivery by West Coast of this Agreement or (ii) the consummation by West Coast of the transactions contemplated hereby.

     (c) Except as Previously Disclosed, neither the execution and delivery of this Agreement nor consummation of the transactions contemplated hereby nor compliance by West Coast with any of the provisions hereof (i) conflict with or result in a breach of any provisions of the Articles of Incorporation or Bylaws of West Coast, (ii) violate, conflict with or result in a breach of any term, condition or provision of, or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of West Coast pursuant to, any material note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which West Coast or by which its properties or assets may be bound or affected, or (iii) subject to receipt of all required governmental approvals, violate any order, writ, injunction, decree, statute, rule or regulation applicable to West Coast.

     3.4 Regulatory Approvals. West Coast is not aware of any reasons why all consents, approvals and non-objections, as applicable, of the transactions contemplated hereby from the Superintendent, the FDIC and the FRB and any other state or federal governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of the transactions contemplated hereby shall not be received or would be received subject to conditions that would so materially adversely affect the economic benefits or the transactions contemplated by this Agreement as to render consummation of such transactions unduly burdensome.

     3.5 Disclosures. None of the representations and warranties of West Coast in this Agreement or in any supplement or certificate furnished pursuant to this Agreement, and, to the best knowledge of West Coast, none of the other information or documents furnished or to be furnished by West Coast to Western in connection with this Agreement or the consummation of the transactions contemplated hereby and thereby, is or will be false or misleading in any material respect or contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact required to be stated or necessary to make any such information or document, at the time and in light of the circumstances, not misleading. Copies of all documents referred to in this Article III are true, correct and complete copies thereof and include all amendments, supplements and modifications thereto and all waivers thereunder.


                                ARTICLE IV
                 REPRESENTATIONS AND WARRANTIES OF WESTERN

     Western represents and warrants to West Coast as follows:

     4.1 Organization, Standing and Authority of Western. Western is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Illinois with full power and authority to own or lease all of its properties and assets and to carry on its business as now conducted and is duly licensed or qualified to do business and is in good standing in each jurisdiction in which its ownership or leasing of property or the conduct of its business requires such licensing or qualification and where the failure to be so licensed, qualified or in good standing would have a material adverse effect on the financial condition, results of operations, business or prospects of
Western. Western has delivered to West Coast a true and correct copy of its Articles of Organization and its Operating Agreement.

     4.2   Financial  Ability.  At each Effective Time, Western  will  have
adequate   financial  resources  and  cash  available  to  consummate   the
transactions contemplated by this Agreement.

     4.3 Consents and Approvals. Except for consents and approvals of, filings or registrations with, notices to or non-objections, as applicable, by the Superintendent, the FRB, the FDIC and the DOJ, if required, no consents or approvals of, or filings or registrations with, or notices to any governmental body or authority are necessary on behalf of Western in connection with (i) the execution and delivery by Western of this Agreement or (ii) at each Closing the consummation by Western of the transactions contemplated thereby.

     4.4 Authorized and Effective Agreement. (a) Western has all requisite power and authority to enter into this Agreement and to perform all of its obligations under this Agreement . The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary action in respect thereof on the part of Western. This Agreement has been duly and validly executed and delivered by Western and constitutes a legal, valid and binding obligation of Western which is enforceable against Western in accordance with its terms, subject, as to enforceability, to bankruptcy, insolvency and other laws of general applicability relating to or affecting creditors' rights and to general equity principles.

     (b) Neither the execution and delivery of this Agreement nor consummation of the transactions contemplated hereby and thereby, nor compliance by Western with any of the provisions hereof or thereof (i) conflict with or result in a breach of any provisions of Articles of Organization or of the Operating Agreement of Western, (ii) violate, conflict with or result in a breach of any term, condition or provision of, or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, or give rise to any right of termination, cancellation or acceleration with respect to, or result in the creation of any lien, charge or encumbrance upon any property or asset of Western pursuant to, any material note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which Western is a party, or by which any of its properties or assets may be bound or affected, or (iii) subject to receipt of all required governmental approvals, violate any order, writ, injunction, decree, statute, rule or regulation applicable to Western.

     4.5 Legal Proceedings. There are no actions, suits, claims, governmental investigations or proceedings instituted, pending or, to the best knowledge of Western, threatened (or unasserted but considered by Western probable of assertion and which if asserted would have at least a reasonable probability of a materially unfavorable outcome) against Western which present a claim to prohibit, restrict or make illegal consummation of any of the transactions contemplated hereby.

     4.6 Regulatory Approvals. Western is not aware of any reasons why all consents, approvals and non-objections, as applicable, of the transactions contemplated hereby from the Superintendent, the FDIC, the FRB and any other state or federal governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of the transactions contemplated hereby shall not be received or would be received subject to conditions that would so materially adversely affect the business of Western or the economic benefits of the transactions contemplated by this Agreement as to render consummation of such transactions unduly burdensome. Western is not aware of any reason why all consents and approvals shall not be procured from all other persons and entities whose consent or approval shall be necessary for consummation of the transactions contemplated by this Agreement. There are no consents, approvals or non-objections, as applicable, required to be procured by Western from the Superintendent, the FDIC, the FRB or any other state or federal governmental agency, department or body in order to consummate the purchase of the Phase I Stock or the Phase II Stock.

     4.7 Disclosures. None of the representations and warranties of Western in this Agreement or in any supplement or certificate furnished pursuant to this Agreement and, to the best knowledge of Western, none of the other information or documents furnished or to be furnished by Western to West Coast in connection with this Agreement or the consummation of the transactions contemplated hereby, is or will be false or misleading in any material respect or contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact required to be stated or necessary to make any such information or document, as of the time and in light of the circumstances under which they were made, not misleading. Copies of all documents referred to in this Article IV are true, correct and complete copies thereof and include all amendments, supplements and modifications thereto and all waivers thereunder.


                                 ARTICLE V
                                 COVENANTS

     5.1 Applications. Within forty-five (45) days following the date of execution of this Agreement, Western shall prepare and submit applications for prior approval of the purchase of the Phase III Stock to the Superintendent, the FDIC, and the FRB, as may be applicable, and any other federal, state or local governmental agency, department or body, the approval or non-objection of which is required for consummation of the transactions contemplated hereby.
     5.2 Best Efforts. Western and West Coast shall each use its best efforts in good faith to (i) furnish such information as may be required in connection with and otherwise cooperate in the preparation and filing of the documents referred to in or contemplated by Sections 5.1 hereof, and
(ii) subject to the terms and conditions set forth in this Agreement, take or cause to be taken all action necessary or desirable on its part so as to permit consummation of the transactions contemplated hereby at the earliest possible date. Neither Western nor West Coast shall take, or cause or to the best of its ability permit to be taken, any action that would substantially delay or impair the prospects of completing the transactions contemplated hereby.

     5.3 Press Releases. Western and West Coast shall agree with each other as to the form and substance of any press release related to this Agreement or the transactions contemplated hereby, and consult with each other as to the form and substance of other public disclosures which may relate to the transactions contemplated by this Agreement, provided, however, that nothing contained herein shall prohibit either party, following notification to the other party, from making any disclosure which it determines in good faith is required by law or regulation.

     5.4 Disclosure Supplements. From time to time prior to the earlier of the Phase III Closing or the termination of this Agreement, each party shall promptly supplement or amend any materials Previously Disclosed and delivered to the other party pursuant hereto with respect to any matter hereafter arising which, if existing, occurring or known at the date of this Agreement, would have been required to be set forth or described in materials Previously Disclosed to the other party or which is necessary to correct any information in such materials which has been rendered materially inaccurate thereby; no such supplement or amendment to such materials shall be deemed to have modified the representations, warranties and covenants of the parties for the purpose of determining whether the conditions set forth in Article VI hereof have been satisfied.

     5.5 Failure to Fulfill Conditions. Each party will promptly inform the other party of any facts applicable to it that would be likely to prevent or materially delay approval of the transactions contemplated hereby by any governmental authority or third party or which would otherwise prevent or materially delay completion of the transactions contemplated hereby. Western will promptly advise West Coast in writing if either (i) it has made a final determination that it will not agree to be bound by the terms of the shareholder agreement referred to in Section 2.3 hereof or (ii) that it has reached an agreement with B&PB which does not require Western to be bound by the terms of such shareholder agreement in order to consummate that transactions contemplated hereby.

     5.6 Notice of Material Adverse Change in B&PB. Western will promptly give notice to West Coast in writing if it believes that there has been a material adverse change in the financial condition, results of operation, business or prospects of B&PB as set forth in Section 6.2(c) hereof.


                                ARTICLE VI
                           CONDITIONS PRECEDENT

     6.1 Conditions Precedent - Western and West Coast. The respective obligations of Western and West Coast to effect the transactions contemplated by this Agreement shall be subject to satisfaction of the following conditions at or prior to each of the Effective Times set forth in Section 2.3 hereof, as the case may be:

     (a)   All  corporate  or  similar action necessary  to  authorize  the execution and delivery of this Agreement and consummation of the transactions contemplated hereby shall have been duly and validly taken by Western and West Coast.

     (b) All consents, approvals and non-objections as may be required for the consummation of the purchase of the Phase I Stock, the Phase II Stock or the Phase III Stock, as applicable, from the Superintendent, the FDIC, the FRB and any other state or federal governmental agency, department or body, the consent, approval or non-objection of which is required for the consummation of the transactions contemplated hereby shall have been received and all notice periods and waiting periods required after the granting of any such approvals shall have passed and all such approvals shall remain in full force and effect.

     (c) There shall have been obtained all permits, consents, waivers, clearances, approvals and authorizations of all third parties which are necessary in connection with the consummation of the transactions contemplated hereby the failure of which to obtain would have a material adverse effect on the ability of Western or West Coast to consummate the transactions contemplated hereby, and none of such permits, consents, waivers, clearances, approvals and authorizations shall contain any term or condition which would materially impair the value of the B&PB Stock to Western.

     (d) Neither Western nor West Coast shall be subject to any statute, rule, regulation, order or decree which shall have been enacted, entered, promulgated or enforced by any governmental or judicial authority which prohibits, restricts or makes illegal consummation of the transactions contemplated hereby.

     (e) B&PB shall have given its written consent to the purchase by Western of each of the Phase I Stock, the Phase II Stock and of the Phase III Stock, as the case may be (the "Consent"), as required by the terms of that certain shareholder agreement referred to in Section 2.3 hereof.

     6.2 Conditions Precedent - Western. All obligations of Western under this Agreement shall be subject to the fulfillment of each of the following conditions at or prior to each of the Effective Times set forth in Section
2.3 hereof, as the case may be, except to the extent any such conditions are expressly waived in writing by Western:

     (a) All of the representations and warranties made by West Coast herein are true as of the date hereof and shall likewise be true in all material respects as of each of the Effective Times as set forth in
Section 2.3 hereof, as the case may be, as if made at and as of such date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), provided, however, that notwithstanding anything to the contrary, this Section 6.2(a) shall be deemed to have been satisfied even if such representations or warranties are not true and correct unless the failure of any of the representations or warranties to be so true and correct (without reference to any limitation as to materiality or knowledge contained in such representations and warranties) could have, individually or in the aggregate, a material adverse effect on the ability of West Coast to consummate the sale of the Phase I Stock, the Phase II Stock or the Phase III Stock.

     (b) West Coast shall have performed or complied with all covenants and agreements required of it by this Agreement, except to the extent such nonperformance would not have, individually or in the aggregate, a material adverse effect on the ability of West Coast to consummate the sale of the Phase I Stock, the Phase II Stock or the Phase III Stock.

     (c) There shall have been no material adverse change in the financial condition, results of operation, business or prospects of B&PB following the date hereof other than changes resulting from or attributable to or resulting from changes in laws, regulations, generally accepted accounting principles, or interpretations thereof, that affect the banking industry generally.

     6.3 Conditions Precedent - West Coast. All obligations of West Coast hereunder shall be subject to the fulfillment of each of the following conditions at or prior to each of the Effective Times set forth in Section
2.3 hereof, as the case may be, except to the extent any such conditions are expressly waived in writing by West Coast:

     (a) All of the representations and warranties made by Western in the Agreement are true as of the date hereof and shall likewise be true in all material respects as of each of the Effective Times as set forth in Section
2.3 hereof, as the case may be, as if made at and as of such date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), provided, however, that notwithstanding anything to the contrary, this Section 6.3(a) shall be deemed to have been satisfied even if such representations or warranties are not true and correct unless the failure of any of the representations or warranties to be so true and correct (without reference to any limitation as to materiality or knowledge contained in such representations and warranties) could have, individually or in the aggregate, a material adverse effect on the ability of Western to consummate the purchase of the Phase I Stock, the Phase II Stock or the Phase III Stock.

     (b) Unless waived prior to or at each of the Effective Times as set forth in Section 2.3 hereof, as the case may be, Western shall have performed or complied with all covenants and agreements required by the Agreement, except to the extent such nonperformance would not have, individually or in the aggregate, a material adverse effect on the ability of Western to consummate the purchase of the Phase I Stock, the Phase II Stock or the Phase III Stock.


                                ARTICLE VII
                                TERMINATION

     7.1  Termination.  This Agreement may be terminated:

     (a) at any time on or prior to the Effective Time of the Phase III Closing, by the mutual consent in writing of the parties hereto;

     (b) at any time on or prior to the Effective Time of the Phase III Closing, by Western in writing if West Coast has, or by West Coast in writing if Western has, breached (and such breach has not been waived in writing) (i) any covenant or undertaking contained herein, which breach, individually or in the aggregate, would have a material adverse effect on West Coast's ability to consummate the transactions contemplated hereby (if the breach is by West Coast) or on Western's ability to consummate the transactions contemplated hereby (if the breach is by Western), or (ii) any representation or warranty contained herein, which breach (without reference to any limitation as to materiality or knowledge contained in such representation or warranty), individually or in the aggregate, would have a material adverse effect on West Coast's ability to consummate the transactions contemplated hereby (if the breach is by West Coast) or on Western's ability to consummate the transactions contemplated hereby (if the breach is by Western), in any case if such breach has not been cured by the earlier of ten (10) business days after the date on which written notice of such breach is given to the party committing such breach or the Effective Time of the next closing to occur as set forth in Section 2.3 hereof;

     (c) at any time by Western in writing, if any of the applications for prior approval referred to in Section 5.1 hereof are denied or are approved contingent upon the satisfaction of any condition or requirement which, in the reasonable opinion of Western, would so materially adversely affect the business or economic benefits of the transactions contemplated by this Agreement as to render consummation of such transactions unduly burdensome, and the time period for appeals and requests for reconsideration has run;

     (d) by West Coast in writing, if (i) the Phase I Closing has not occurred by March 8, 1996 or (ii) the Phase III Closing has not occurred by November 15, 1996;

     (e) by any party hereto in writing, if Phase II Closing has not occurred by March 29, 1996;

     (f) by any party hereto in writing, if (i) Western advises West Coast in writing pursuant to Section 5.5 hereof that it will not agree to be bound by the terms of the shareholder agreement referred to in Section 2.3 hereof or (ii) Western gives West Coast the notice referred to in Section
5.6 hereof; and

     (g) at any time by any party hereto in writing if such party is not in default hereunder and such party determines in good faith that any condition precedent to such party's obligations to consummate the transactions contemplated hereby is or would be impossible to satisfy, and such condition is not waived by such party.

     7.2 Effect of Termination. In the event that this Agreement is terminated pursuant to Section 7.1 hereof, this Agreement shall become void and have no effect, except that (i) the provisions relating to expenses set forth in 8.1 hereof shall survive any such termination and (ii) a termination pursuant to Section 7.1(b), (d) or (e) shall not relieve the any party from liability for willful breach of any covenant, undertaking, representation or warranty giving rise to such termination.

     7.3 Survival of Representations, Warranties. All representations and warranties of the parties hereto shall expire on, and be terminated and extinguished at each of the Effective Times as set forth in Section 2.3 hereof but only as to the shares of the B&PB Stock purchased as of each such Effective Time; provided, however, the representations and warranties made by West Coast in Section 3.2 hereof shall survive all such Effective Times and shall expire on, and be terminated and extinguished at, the date which is one (1) year after the Effective Time of the Phase III Closing (the "Termination Date").

     7.4 Waiver. Each party hereto by written instrument signed by an executive officer of such party, may at any time extend the time for the performance of any of the obligations or other acts of the other party hereto and may waive (i) any inaccuracies of the other party in the representations or warranties contained in this Agreement, or any document delivered pursuant hereto, (ii) compliance with any of the covenants, undertakings or agreements of the other party or, to the extent permitted by law, satisfaction of any of the conditions precedent to its obligations contained herein or (iii) the performance by the other party of any of its obligations set forth herein or therein.

     7.5 Amendment or Supplement. This Agreement may be amended or supplemented at any time by mutual agreement of Western and West Coast in a writing executed by the parties hereto.


                               ARTICLE VIII
                       EXPENSES AND INDEMNIFICATION

     8.1 Expenses. Each party hereto shall bear and pay all costs and expenses incurred by it in connection with the transactions contemplated by this Agreement, including fees and expenses of its own financial consultants, accountants and counsel, provided that in the event of a termination of this Agreement resulting from a breach of a representation, warranty, covenant or undertaking, the party committing such breach shall be liable for the reasonable documented out-of-pocket expenses of the other party without prejudice to any other remedies as may be available to the non-breaching party in an aggregate amount not to exceed Twenty-Five Thousand Dollars and No Cents ($25,000.00). Such amount shall be paid by the breaching party within five (5) business days of receipt of written documentation in accordance with this Section 8.1.

     8.2 Indemnification of Western. After the Effective Time of the Phase I Closing and subject to Sections 7.3, 8.4 and 8.5 hereof, West Coast shall indemnify and hold Western, and its successors, assigns, officers, members and employees, harmless from and against any and all claims, losses, damages, costs, assessments, judgments, awards, liabilities and expenses ("Losses") resulting from, arising out of or in connection with a material breach of any representation or warranty made by West Coast in
Section 3.2 as of such Effective Time or in any document delivered as of such Effective Time by West Coast in connection therewith and as of each such subsequent Effective Time.

     8.3 Third Party Claims. The obligations of the indemnifying person(s) hereunder with respect to claims resulting from the assertion of any liability by third parties shall be subject to the following terms and conditions:

     (a) The indemnified person(s) shall promptly give written notice to the indemnifying person(s) of any assertion of liability by a third party which might give rise to a claim by the indemnified person(s) against the indemnifying person(s) based on the indemnity agreements contained in this
Article VIII, stating the nature and basis of said assertion and the amount thereof, to the extent known. No indemnification provided for herein shall be available to any indemnified person who shall fail to give such notice, if the indemnifying person(s) was/were unaware of the assertion of liability to which such notice would have related and was/were prejudiced by the failure to give the notice.

     (b) In the event any action, suit or proceeding is brought against the indemnified person(s) with respect to which the indemnifying person(s) may have liability under any indemnity agreement contained in this Article VIII, the action, suit or proceeding shall, upon the written agreement of the indemnifying person(s) that it/they is/are obligated to indemnify under the indemnity agreement contained in this Article VIII, be defended (including all proceedings on appeal or review which counsel for the defendant shall deem appropriate) by the indemnifying person(s). The indemnified person(s) shall have the right to employ its or their own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of such indemnified person(s) unless (i) the employment of such counsel shall have been authorized by the indemnifying person(s) in connection with the defense of such action, suit or proceeding, (ii) the indemnifying person(s) shall not have agreed, promptly after the notice to it/them provided in subsection (a) above, that it/they is/are obligated to indemnify under any indemnity agreement contained in this Article VIII or
(iii) such indemnified person(s) shall have reasonably concluded that such action, suit or proceeding involves to a significant extent matters beyond the scope of any applicable indemnity agreement contained in this Article VIII, or that there may be defenses available to it (or them) that are different from or additional to those available to the indemnifying person(s), in any of which events the indemnifying person(s) shall not have the right to direct the defense of such action, suit or proceeding on behalf of the indemnified person(s) and that portion of such fees and expenses reasonably related to matters covered by the indemnity agreements contained herein shall be borne by the indemnifying person(s), provided, however, that the indemnifying person(s) shall not be required to pay for more than one firm of counsel to represent the indemnified person(s) in any such claim, action, suit or proceeding. The indemnified and indemnifying person(s) shall be kept fully informed of such action, suit or proceeding at all stages thereof whether or not they are so represented. The indemnifying and the indemnified person(s) shall make available to the other persons and their attorneys and accountants all books and records of the indemnifying person(s) relating to such proceedings or litigation and the parties hereto agree to render to each other such assistance as they may reasonably require of each other in order to ensure the proper and adequate defense of any such action, suit or proceeding. The parties hereto agree to cooperate in such a manner as to preserve in full the confidentiality of all confidential business records and the attorney-client and work-product privileges. In connection therewith, each party agrees that (x) it will use its reasonable efforts, in any action, suit or proceeding in which it has assumed or participated in the defense, to avoid production of confidential business records and (y) all communications between any party hereto and counsel responsible for or participating in the defense of any action, suit or proceeding shall, to the extent possible, be made so as to preserve any applicable attorney-client or work-product privilege.

     (c) The indemnifying person(s) shall not make any settlement of any claims relating to Losses covered by the indemnity agreements contained in this Article VIII without the written consent of the indemnified person(s), which consent shall not be unreasonably withheld unless the indemnified person(s) shall have reasonably concluded that the claim or settlement thereof involves to a significant extent matters beyond the scope of any applicable indemnity agreement contained in this Article VIII.

     8.4 Limitations on Indemnification. (a) Notwithstanding anything contained herein to the contrary, no indemnifying person(s) shall have any liability under this Article VIII for any Losses or other liabilities to the extent covered by the proceeds of any insurance carried by the indemnified person

     (b) No indemnified person(s) shall be entitled to make a claim against any indemnifying person pursuant to this Article VIII unless notice of such claim shall have been given in accordance with Sections 8.3(a) and 9.3 hereof prior to the Termination Date as provided in Section 7.3 hereof.

     8.5 Maximum Liability. The maximum liability of the indemnifying person(s) for Losses and other liabilities under this Article VIII and any expenses incurred in connection with investigating, defending or asserting any claim, action, suit or proceeding incident to any matter indemnified against hereunder, shall not exceed an amount equal to the purchase consideration paid by Western for the B&PB Stock.


                                ARTICLE IX
                               MISCELLANEOUS

     9.1 Entire Agreement. This Agreement, including the exhibits and annexes hereto and the documents referred to herein, contains the entire agreement between the parties with respect to the transactions contemplated hereby and supersedes all prior arrangements or understandings with respect thereto, written or oral, other than documents referred to herein or therein. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the parties hereto and thereto and their respective successors. Except as specifically provided herein, nothing in this Agreement , expressed or implied, is intended to confer upon any party, other than the parties hereto and thereto, and their respective successors, any rights, remedies, obligations or liabilities.

     9.2 Assignment. West Coast may not assign any of its rights or obligations under this Agreement to any other person. Upon receipt by West Coast of documentation supporting the assignees ability to consummate the transactions contemplated hereby and its agreement to be bound by the obligations of Western hereunder in form reasonably satisfactory to West Coast, Western Acquisitions, L.L.C. may assign, in whole or in part, its rights and/or obligations under this Agreement to Financial Institution Partners, L.P., a Delaware limited partnership, having a principal place of business at 1110 Lake Cook Road, Suite 165, Buffalo Grove, Illinois Upon an assignment by Western Acquisitions, L.L.C. pursuant to this Section 9.2, Western Acquisitions, L.L.C. shall be released and forever discharged to the extent of such assignment of any and all obligations and or liabilities arising out of or under this Agreement, including but not limited to the obligation to pay the purchase consideration for any of the B&PB Stock as set forth in Section 2.2 hereof.

     9.3 Notices. All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally, delivered by facsimile (with confirmation) or sent by overnight express or by certified mail, postage prepaid, addressed as follows:

     If to Western:

          Western Acquisitions, L.L.C.
          1110 Lake Cook Road, Suite 165
          Buffalo Grove, Illinois  60089
          Attn: Eric D. Hovde
          Fax: (202) 775-8365

     With a required copy to:

          Levi, Perry, Simmons & Loots, P.C.
          805 Fifteenth Street, N.W., Suite 1101
          Washington, D.C.  20005
          Attn:  Richard J. Perry, Jr., Esquire
          Fax: (202) 289-0184

     If to West Coast:

          West Coast Bancorp
          4770 Campus Drive, Suite 250
          Newport Beach, California 92660
          Attention:  President
          Fax: (714) 442-9339

     With a required copy to:

          Manatt Phelps Phillips, LLP
          11355 West Olympic Boulevard
          Los Angeles, California 90064
          Attn: William T. Quicksilver, Esquire
          Fax: (310) 312-4224

     9.4  Counterparts.   This Agreement may be executed simultaneously  in
any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     9.5 Interpretations. Headings are for the convenience of the parties and shall not amend or modify any term or condition hereof.

     9.6  Severability..   If  any provision of  this  Agreement  shall  be
determined by a court of competent jurisdiction to be invalid or unenforceable, such determination shall not affect the remaining provisions of this Agreement, all of which shall remain in full force and effect.

     9.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California applicable to agreements made and entirely to be performed within such jurisdiction except to the extent federal law may be applicable.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have duly executed this Agreement as of the date first above written.


                                   WESTERN ACQUISITIONS, L.L.C.
                                   /s/ Eric D. Hovde
                              By:  ----------------------------------------
- --
                                   Name: Eric D. Hovde


                                   WEST COAST BANCORP
                                   /s/ John B. Joseph
                              By:  ----------------------------------------
- --
                                   Name: John B. Joseph
                                   Title:    Chairman
 EXHIBIT 23









                       CONSENT OF INDEPENDENT AUDITORS




The Board of Directors
West Coast Bancorp
Newport Beach, California:

We consent to incorporation by reference in the registration statement (No. 33-25859) on Form S-8 of West Coast Bancorp of our report dated February 29, 1996 relating to the consolidated balance sheets of West Coast Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995 which report appears in the December 31, 1995 Annual Report on Form 10-K of West Coast Bancorp.






/s/ KPMG Peat Marwick LLP
- --------------------------------------------
Orange County, California
March 29, 1996