Form 10-K/A
period 1995-12-31
WEST COAST BANCORP /CA/
filed 1996-04-29
CIK 352187

As filed with the Securities and Exchange Commission on April 29, 1996

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

                         Amendment No. 1 to Form 10-K

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





                                 9,168,942

                 This report includes a total of 8 pages.

                                 Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


Election of Directors

      The following table sets forth certain information, as of April 15, 1996, with respect to those individuals who are current Directors of the Company.


                                        Year First
                                        Elected or       Position
                                        Appointed as     with the
Name of Director              Age       Director         Company
- ----------------              ---       ------------     --------

John B. Joseph                57        1981             Chairman of the
                                                         Board, President
                                                         and CEO

Ronald R. White               49        1981             Vice Chairman of
                                                         the Board and
                                                         Executive
                                                         Vice President

J. David Cheshier, C.P.A.     49        1981             Director

L. Wayne Gertmenian, Ph.D.    56        1991             Director

Thomas A. Jones, C.P.A.       57        1990             Director

Lacy G. Marlette, Jr., C.P.A. 49        1987             Director



      John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of the Company. He has been Chairman of the Board of Directors of the Company since its inception in 1981 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of the Company from 1987 to April 1991 and from April 1993; Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), from 1987 to December 1995; Senior Executive Vice President of CGI from
July 1987 to July 1993; general partner of various limited partnerships engaged in real estate development and lending activities. Mr. Joseph has held, over the past five years up until July 1993, various positions in the subsidiaries of CGI. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of the Company. Mr. Joseph is a director of the Company's subsidiaries Sunwest Bank and WCV, Inc.
      Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of the Company. Mr. White has served in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI from 1987 to December 1995; general partner of various limited partnerships engaged in real estate development and lending activities. Mr. White has held, over the past five years up until December 1995, various positions in the subsidiaries of CGI. Mr. White is a director of Sunwest Bank and WCV, Inc. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of the Company and CGI.

                                   -2-
      J. David Cheshier is a certified public accountant and is in the employ of Vehicular Technologies Corporation, Results International, Inc. and The Roxburgh Agency as a Vice President and Chief Financial Officer. Vehicular Technologies primarily manufactures aftermarket automobile parts. The Roxburgh Agency, Inc. is an advertising and public relations firm. Mr. Cheshier has served as a director, Senior Vice President and the Chief Financial Officer of CGI and as an executive officer of all of the subsidiaries of CGI from 1987. Mr. Cheshier resigned his officer positions at CGI and its subsidiaries during December 1993 and his director position during March 1994.
      L. Wayne Gertmenian, Ph.D., is an economics professor at Pepperdine University's Graduate School of Business and serves as its spokesman on business and management. Dr. Gertmenian served the Nixon and Ford administrations as a Chief Detente Negotiator in Moscow for the Chairman of the National Security Council; as an emissary to Tehran for the Secretary of Commerce; and as a Special Assistant to the Secretary of Housing and Urban Development. His corporate experience includes five years as the Executive Vice President of one of the nation's leading food processors. Dr. Gertmenian received his Doctorate in Economics at the University of Southern California.
      Thomas A. Jones, C.P.A., is a professor of accounting and business at DeVry Institute of Technology. Mr. Jones was the President of R&G Sloane, a manufacturer of plastic piping products, from 1988 to 1990 when R&G Sloane was acquired.
      Lacy G. Marlette, Jr. is a certified public accountant and President of L.G. Marlette, Jr., Accountancy Corporation, Certified Public Accountants. Mr. Marlette has been a certified public accountant since 1972. He has provided accounting services for Messrs. Joseph and White and their affiliates.
     For information concerning executive officers of the Company see "FORM 10-K - ITEM 4.A - Executive Officers of the Registrant."


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.
      Based solely on the review of the copies of such forms furnished to the Company, or a written representation that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with.



















                                    -3-
ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1995, 1994 and 1993:

SUMMARY COMPENSATION TABLE


                            Annual Compensation
                           --------------------
                                                                  All
Name and                           Salary    Bonus     Other      Other
Principal Position        Year     ($)       ($)       ($)        ($)(a)
- ------------------        ----     -------   -----     -----      ------

JOHN B. JOSEPH (b)        1995     164,000   115,000    9,000         -
President and CEO,        1994     107,000        -    12,000     2,000
Company                   1993     185,000        -    31,000     4,000
Officer, Company

JAMES G. LeSIEUR, III     1995     160,000        -         -     5,000
President and CEO,        1994     160,000        -         -     4,000
Sunwest Bank              1993     181,000        -         -     2,000

FRANK E. SMITH (c)        1995     125,000        -         -     4,000
Senior Vice President,    1994     125,000        -         -     4,000
CFO and Secretary,        1993     130,000        -    28,000     4,000
Company and Sunwest Bank


(a) Includes amounts contributed by the Company and its subsidiaries to the West Coast Bancorp 401(k) Profit Sharing Plan and allocated to the Named Executives vested or unvested account under such plan ("401(k) matching contributions").

(b) Mr. Joseph's base salary was decreased to $73,000 in March 1996. Mr. Joseph's other annual compensation includes director's fees of $9,000, $9,000 and $16,000 accrued by the Company, director's fees of $0, $0 and $4,000 paid by Sunwest Bank and director's fees of $0, $3,000 and $4,000 paid by Sacramento First National Bank in 1995, 1994 and 1993, respectively. During 1995 Mr. Joseph accrued bonuses at the Company of $70,000 from the sale of Sacramento First and $45,000 from Sunwest achieving a 6.5% leverage ratio. Accrued but unpaid salaries and director's fees totaled $315,000 at December 31, 1995.

(c) Mr. Smith's salary was paid by Sunwest Bank excluding $22,000 paid by the Company in 1993. During 1993, Mr. Smith assumed the responsibility of Chief Financial Officer of Sunwest Bank, and Sunwest Bank began paying his salary. In conjunction with this change, the Company paid Mr. Smith $28,000 in accrued vacation and holiday benefits, included in other annual compensation.








                                    -4-
     STOCK OPTIONS

No stock options were granted to the Named Executives during 1995.

     OPTION EXERCISES AND HOLDINGS

      The following table provides information with respect to the Named Executives concerning the exercise of options during the fiscal year ended December 31, 1995 and unexercised options held by the Named Executives as of December 31, 1995:



                 AGGREGATED OPTION(A) EXERCISES IN FISCAL YEAR 1995
                             AND FY-END OPTION VALUES (a)


                 Shares                              Value of Unexercised
                Acquired   Number of Unexercised     In the-Money Options
                   on      Options at 12/31/95 (#)   at 12/31/95 ($)(b)
                Exercise   -----------------------   ---------------------
Name            (#)   ($) Exercisable Unexercisable Exercisable Unexercisable
- -------         ---   --- ----------- ------------- ----------- -------------

John B. Joseph   _     _     54,000     11,000       N/A         N/A
James G. LeSieur _     _     22,000      3,000       N/A         N/A
Frank E. Smith   _     _     36,000      9,000       N/A         N/A



(a) The Company has no plans pursuant to which stock appreciation rights may be granted.

(b) Value of unexercised "in-the-money" options is the difference between the market price of the common stock on December 31, 1995 and the exercise price of the option, multiplied by the number of shares subject to the option. Since the stock price at December 31, 1995 ($.13 per share) was less than the exercise prices, the unexercised options have no "in-the-money" value.


     COMPENSATION OF DIRECTORS

      During 1995, each non-employee and employee director accrued $1,000 and $750, respectively, for each regular meeting of the Board of Directors attended. The aggregate amount of directors' fees accrued in 1995 was $54,000. The Company continues to accrue and record a corresponding payable for the directors' fees. Accrued and unpaid directors' fees totaled $69,000 at December 31, 1995. Employee and non-employee directors are eligible to participate in the Company's 1988 Stock Option Plan subject to certain specific limitations. No stock options were granted in 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth, as of March 31, 1996, the common stock ownership of each director and Named Executive of the Company individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock.





                                    -5-
                                             Shares
                     Relationship  Shares    That        Total        Percent
Name of              With          Actually  May Be      Beneficial  of Class
Beneficial Owner     Company       Owned(a)  Acquired(b) Ownership(a)  (c)

John B. Joseph(d)    Chairman of   893,690   207,290(f)  1,100,980    11.7%
                     the Board,
                     President
                     and CEO

Ronald R. White(d)   Vice Chairman 792,958   151,032(f)    943,990    10.1%
                     of the Board
                     and Executive
                     Vice President

J. David Cheshier    Director        2,000    42,000(g)     44,000      *

L. Wayne Gertmenian  Director        6,765    24,000(g)     30,765      *

Thomas A. Jones      Director       14,300    27,000(g)     41,300      *

Lacy G. Marlette, Jr. Director         219    42,000(g)     42,219      *

James G. LeSieur, III President,         -    25,000(g)     25,000      *
                      Sunwest Bank

Frank E. Smith       CFO, Company    8,100    43,290(f)     51,390      *
                     and Sunwest
                     Bank

Directors and Executive          1,718,032   561,613(f)  2,279,645     23.4%
Officers (8 individuals)

Gerauld L. Hopkins(e) None         500,000        -        500,000      5.5%

* Less than 1%

(a) Except as otherwise noted below, each person has sole voting and investment power with respect to the shares listed.

(b)  Shares that may be acquired within 60 days of March 31, 1996.

(c) The percentage ownership interest of each individual or group is based upon the total number of shares of the Company's common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 31, 1996 through the exercise of stock options or conversion of 10% convertible subordinated debentures due December 1996.

(d) The address of Messrs. Joseph and White is in care of the Company, 4770 Campus Drive, Suite 250, Newport Beach, California 92660.

(e) Based on Schedule 13D filed by Mr. Hopkins on September 14, 1995. Mr. Hopkins address is 6900 Main Street, Suite #153, Downers Grove, IL 60516.

(f) Shares that may be acquired pursuant to the exercise of stock options or conversion of 10% convertible subordinated debentures.

(g)  Shares that may be acquired pursuant to the exercise of stock options.





                                    -6-
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company borrowed $182,000 from Mr. Joseph and $130,000 from Mr. White in 1995. These loans are evidenced by unsecured notes and notes secured by various assets of West Coast. The loans were made to provide liquidity for various operating purposes and are payable on demand or in 1997 and bear a 10% fixed rate of interest. No borrowings occurred during the first quarter of 1996.
     Some of the directors and officers of the Company and its subsidiaries and the entities with which they are associated are customers of, and have had banking transactions with, the Company's banking subsidiary Sunwest Bank, in the ordinary course of the bank's business during 1995 and may have banking transactions with such persons in the future. All banking transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, as those prevailing for comparable tansactions with other persons, and in the opinion of the Board of Directors of Sunwest Bank, did not present any other unfavorable features.














































                                   -7-

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 1996.


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


/s/ John B. Joseph          Chairman of the Board,         April 26, 1996
- --------------------------- President and
John B. Joseph              Chief Executive Officer
                            (Principal Executive Officer)

/s/ Ronald R. White         Executive Vice President       April 26, 1996
- --------------------------- and Director
Ronald R. White

/s/ Frank E. Smith          Chief Financial Officer        April 26, 1996
- --------------------------- (Principal Financial
Frank E. Smith              and Accounting Officer)

/s/ J. David Cheshier       Director                       April 26, 1996
- ---------------------------
J. David Cheshier

/s/ Dr. L. Wayne Gertmenian Director                       April 26, 1996
- ---------------------------
Dr. L. Wayne Gertmenian

/s/ Thomas A. Jones         Director                       April 26, 1996
- ---------------------------
Thomas A. Jones

/s/ Lacy G. Marlette, Jr.   Director                       April 26, 1996
- ---------------------------
Lacy G. Marlette, Jr.















                                   -8-