Form 10QSB
period 1996-03-31
WEST COAST BANCORP /CA/
filed 1996-05-15
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                  U.S. Securities And Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996


         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

                 For the transition period from N/A to N/A

                      COMMISSION FILE NUMBER: 0-10897


                            WEST COAST BANCORP
                  (Exact name of small business issuer as
                         specified in its charter)

     CALIFORNIA                                        95-3586860
     (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                 Identification No.)

                          4770 CAMPUS DRIVE, SUITE 250
                      Newport Beach, California 92660-1833
                    (Address of principal executive offices)

                              (714) 442-9330
           (Registrant's telephone number, including area code)

                                    N/A
           (Former name, former address, and former fiscal year,
                       if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES  X     NO
                                  ---    ---

           Number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1996:

                                 9,168,942

        Transitional Small Business Disclosure Format Yes    No  X
                                                           --    --



                This document contains a total of 19 pages.







                                    -1-
                    WEST COAST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


(in thousands, except share data)                  March 31,  December 31,
                                                       1996        1995
                                                 ------------------------
ASSETS
Cash and due from bank                             $  5,296    $  6,507
Interest-bearing deposits with
  financial institutions                              3,641       3,933
Investment securities held to maturity -
  approximate fair value of $3,061 and
  $5,616 in 1996 and 1995, respectively               3,040       5,574
Investment securities available-for-sale
  at fair market value                                3,952           -
Federal funds sold                                   13,200      15,400

Loans                                                76,528      79,000
Less allowance for possible credit losses            (3,925)     (3,820)
                                                  -----------------------
  Net loans                                          72,603      75,180
                                                  -----------------------
Real estate owned, net                                3,138       2,637
Premises and equipment, net                           1,569       1,790
Net assets held for sale                              1,473       1,452
Other assets                                          1,259       1,181
                                                  -----------------------
                                                   $109,171    $113,654
                                                  =======================
LIABILITIES
Deposits:
  Demand, non-interest bearing                     $ 32,978    $ 35,983
  Savings, money market & interest bearing demand    37,660      36,699
  Time certificates under $100,000                   19,540      22,372
  Time certificates of $100,000 or more               7,696       7,608
                                                  -----------------------
  Total deposits                                     97,874     102,662

Notes payable to affiliates                             966         948
Other borrowed funds                                    558         599
10% convertible subordinated debentures               3,035       3,035
Other liabilities                                     1,423       1,124
                                                  -----------------------
  Total liabilities                                 103,856     108,368

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
  shares authorized, 9,168,942 shares
  issued and outstanding in 1996 and 1995            30,176      30,176
Securities valuation allowance                          300           -
Accumulated deficit                                 (25,161)    (24,890)
                                                  -----------------------
  Total shareholders' equity                          5,315       5,286
                                                  -----------------------
                                                   $109,171    $113,654
                                                  =======================
       (See accompanying notes to consolidated financial statements)






                                    -2-
                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                                                    Three Months Ended
(in thousands, except share data)                         March 31,
                                                       1996        1995
                                                  -----------------------
INTEREST INCOME
Loans, including fees                              $  2,032    $  2,162
Investment securities                                   118         177
Deposits with bank                                       62          69
Federal funds sold                                      177         238
                                                  -----------------------
  Total interest income                               2,389       2,646

INTEREST EXPENSE
Interest on deposits                                    571         768
Other                                                   151         103
                                                  -----------------------
  Total interest expense                                722         871
                                                  -----------------------
  Net interest income                                 1,667       1,775

Provision for possible credit losses                   (14)         178
                                                  -----------------------
  Net interest income after
  provision for possible credit losses                1,681       1,597

Other operating income                                  282         251
Other operating expenses                              1,919       2,087
Gain on liquidation of WCV, Inc.                        122           -
Expected loss on sale of Sunwest shares                 437           -
                                                 ------------------------
  Loss before income taxes                             (271)       (239)

Income taxes                                              -           -
                                                  -----------------------

  Net loss                                         $   (271)   $   (239)
                                                  =======================

Net loss per common share                          $    (.03)  $    (.03)
                                                  =======================

Weighted average number of common
  and shares outstanding                              9,169       9,193
                                                  =======================











       (See accompanying notes to consolidated financial statements)


                                    -3-
                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY AND CASH FLOWS
                                (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                               Common Stock   Securities           Share-
                              -------------   Valuation   Accum.  holders'
(in thousands)                 Shares Amount  Allowance   Deficit  Equity
                             --------------------------------------------

Balance at December 31, 1995   9,169  $30,176  $     -  $(24,890) $5,286
Net loss                           -        -        -      (271)   (271)
Change in securities
  valuation allowance              -        -      300         -     300
                             --------------------------------------------
Balance at March 31, 1996      9,169  $30,176  $   300  $(25,161) $5,315
                             ============================================





CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                            March 31,
(in thousands)                                          1996       1995
                                                   ----------------------
Cash flows from operating activities:
 Net loss                                           $  (271)      $(239)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                          139         131
 Provision for possible credit losses                   (14)        178
 Net change in receivables, payables and other assets   475         (68)
 Proceeds from sales of loans originated for sale         -         773
 Loans originated for sale                                -        (729)
 Gain from sales of loan, net                             -         (37)
 Write-downs of real estate owned                        71          36
 Loss (gain) from sales of real estate owned, net         4         (12)
 Gain on discontinued businesses                       (122)          -
 Gain on sale of B&PB shares                            (93)        (12)
                                                    ---------------------
 Net cash provided by operating activities              189          21


                                                              (Continued)










       (See accompanying notes to consolidated financial statements)


                                    -4-
                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                       Three Months Ended
                                                            March 31,
(in thousands)                                          1996       1995
                                                     --------------------
Cash flows from investing activities:
 Proceeds from maturity of interest
  bearing balances                                   $   788   $    496
 Purchases of interest bearing balances                 (496)    (1,977)
 Proceeds from maturity of investment securities       2,536         41
 Purchase of investment securities                    (1,988)         -
 Net decrease in loans                                 1,919      5,114
 Proceeds from sales of real estate owned                 96      1,334
 Purchase of premises and equipment                      (51)        (9)
                                                     --------------------
 Net cash provided by investing activities             2,804      4,999

Cash flows from financing activities:
 Net decrease in deposits                             (4,788)    (7,631)
 Proceeds from sale of Sacramento First                    -      3,512
 Proceeds from sale of B&PB stock                        407        387
 Payments for notes payable to affiliates,
  subordinated debt and other borrowed funds             (41)         -
 Loan proceeds from affiliate                             18         91
                                                     --------------------
 Net cash used in financing activities                (4,404)    (3,641)
                                                     --------------------
Increase (decrease) in cash and cash equivalents      (1,411)     1,379

Beginning cash and cash equivalents                   21,907     23,637
                                                     --------------------
Ending cash and cash equivalents                     $20,496   $ 25,016
                                                     ====================


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                           $   728     $  862
  Income taxes                                             -          -

Supplemental schedule of non-cash investing
 and financing activities:
  Transfer of loans to real estate owned             $   672     $  256
  Reclassification of fixed assets to other assets       133          -













       (See accompanying notes to consolidated financial statements)


                                    -5-
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)




(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

     On February 29, 1996, West Coast Bancorp ("West Coast") and Sunwest Bank ("Sunwest") entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,080,000. On consummation of the stock sales contemplated by the agreement, West Coast and Western will own approximately 57% and 43% of Sunwest, respectively. West Coast recorded a loss of $437,000 on the expected sale of the 35 shares of Sunwest stock during the first quarter of 1996. The new 15 shares of Sunwest stock will result in approximately a $120,000 charge to paid-in-capital at West Coast with an offsetting amount for minority interest when the sale is completed. This will occur because the selling price of Sunwest stock is $72,000 per share versus a book value of outstanding shares at March 31, 1996 of $84,480 per share. The actual loss on sale will depend on the book value per share of Sunwest Bank at the time of closing. The stock sales are subject to Western obtaining various regulatory approvals.

     West Coast entered into an agreement with Western on February 29, 1996, which was amended in April 1996, whereby Western will acquire all of the remaining 213,384 shares of Business & Professional Bank ("B&PB") common stock at $8.81 per share. The sale is to be completed in three phases. Phase one occurred on March 8, 1996 and resulted in proceeds of approximately $407,000. Phase two is for 93,007 shares and is to occur by May 28, 1996. Phase three is for 74,178 shares and is to occur by November 15, 1996. Phase two and three are subject to Western being able to come to an agreement with B&PB regarding certain restrictions imposed by B&PB regarding subsequent sale and voting of the shares. Phase three is also subject to Western obtaining certain regulatory approvals. In accordance with FASB 115, the $336,000 difference between book value and determinable market value (contract price) is adjusted to Net Assets Held-for-Sale and Shareholders' Equity. The principals of Western lent West Coast on a non-recourse basis approximately $819,000 in April 1996. The loan is secured by 12 shares of Sunwest stock. The loan is due upon the earlier of the sale of Phase two shares, the sale of the shares of the Sunwest common stock to Western or March 31, 1997.

     If the sale of Sunwest stock does not occur as planned, West Coast will seek to renegotiate and extend its debt to affiliates, including the $1.8 million of debentures held by insiders and their affiliates.






                                    -6-
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)


     If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations.

(2)  RECLASSIFICATIONS

     Certain   reclassifications  have  been  made  in  the  prior  periods financial statements to conform to the presentation in the current periods.

(3)  NET LOSS PER SHARE

     The stock options and 10% convertible subordinated debentures were not included in the net loss per share computations as the effect would have been anti-dilutive. Fully diluted loss per share equals primary loss per share.

(4)  LOANS AND DIRECT LEASE FINANCING

     A summary of loans and direct lease financing follows:


                                                   March 31, December 31,
     (in thousands)                                  1996         1995
                                                  -----------------------
     Commercial                                    $ 28,578    $ 28,479
     Real estate - Mortgage                          44,838      47,379
     Installment                                      3,446       3,515
     Less unearned income, discounts and fees          (334)       (373)
                                                  -----------------------
     Loans and direct lease financing              $ 76,528    $ 79,000
                                                  =======================




(5)  OTHER OPERATING INCOME

     A summary of other operating income follows:

                                                     Three Months Ended
                                                          March 31,
     (in thousands)                                    1996        1995
                                                  -----------------------
     Depositor charges                             $    150    $    182
     Gain on sale of B&PB stock                          93          12
     Service charges, commissions and fees               12          21
     Net gain from sales of loans                         -          37
     Other income                                        27          (1)
                                                  -----------------------
                                                   $    282    $    251
                                                  =======================






                                    -7-
                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)



(6)  OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:


                                                     Three Months Ended
                                                          March 31,
     (in thousands)                                  1996           1995
                                                  -----------------------
     Salaries and employee benefits                $  919        $1,152
     Occupancy                                        229           296
     Depreciation and amortization                    139           131
     Customer service                                  93            86
     Professional services                             87            98
     Net cost of operation of real estate owned        68            43
     Data processing                                   58           102
     Regulatory fees and assessments                   48            96
     Stationery and supplies                           37            30
     Advertising and promotion                         37            14
     Printing and postage                              30            29
     Insurance                                         25            36
     Telephone and telefax                             21            21
     Collection                                        15          (130)
     Miscellaneous                                    113            83
                                                  -----------------------
                                                   $1,919        $2,087
                                                  =======================































                                    -8-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month periods ended March 31, 1996 and 1995. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company recorded losses of $271,000 or $.03 per share and $239,000 or $.03 per share during the three months ended March 31, 1996 and 1995, respectively. The net losses increased in 1996 from a $437,000 estimated loss on the pending sale of Sunwest stock to Western. This was partially offset by a $122,000 gain on liquidation of WCV, Inc. and a $93,000 gain on sale of B&PB shares. Exclusive of the above items net income would have increased $190,000.

West Coast entered into an agreement with Western on February 29, 1996, which was amended in April 1996, whereby Western will acquire all of the remaining 213,384 shares of B&PB common stock at $8.81 per share. The principals of Western lent West Coast on a non-recourse basis approximately $819,000 in April 1996. See Note 1 of the "Notes to the consolidated financial statements" for additional information on the above transactions.

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

The Company had total assets, loans and deposits as follows (in thousands):


                       March 31,   December 31,   March 31,  December 31,
                         1996         1995          1995          1994
                   ------------------------------------------------------

Total assets         $ 109,171     $ 113,654    $ 122,562     $ 130,910
Loans                   76,528        79,000       81,150        86,628
Deposits                97,874       102,662      111,638       119,269














                                    -9-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996


The reductions since December 31, 1994 resulted primarily from a $10 million decrease in gross loans due to lower loan demand and more stringent underwriting standards. Total assets were also affected by decreases in non-interest bearing cash and sale of "net assets held-for-sale", with each decreasing $4 million since December 31, 1994.

RESULTS OF OPERATIONS

GENERAL
The 1996 loss was higher than the 1995 loss because West Coast recorded a $437,000 estimated loss on the pending sale of Sunwest stock to Western. This was partially offset by a $122,000 gain on liquidation of WCV, Inc. and a $93,000 gain on sale of B&PB shares. Exclusive of the above items net income would have increased $190,000.

NET INTEREST INCOME
Net interest income decreased $108,000 or 6% from the first quarter of 1995 to the same period in 1996 because of reduced loan volumes at Sunwest. Average loans at Sunwest decreased by $6.7 million or 8% from the first three months of 1995 to the first three months of 1996.

Average earning assets and average interest-bearing liabilities decreased primarily as a result of reduced loan volume and reduced time deposits.




































                                   -10-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 1996 and 1995 (dollars in millions):


                                           Three Months Ended March 31,
                                              1996             1995
                                         Average  Yields/ Average  Yields/
                                         Balance  Rates   Balance  Rates
                                       ----------------------------------
ASSETS
Loans, net of unearned income,
  discounts and fees                    $  77.0   10.55%  $  83.7   10.33%
Investment securities                       7.9    6.00      11.6    6.10
Federal funds sold                         12.9    5.49      16.8    5.67
Interest-bearing deposits
  with financial institutions               3.9    6.43       4.4    6.30
                                       ----------------------------------
Total interest-earning assets             101.7    9.40     116.5    9.08

Allowance for possible credit losses       (3.9)             (4.7)
Cash and due from banks                     5.8               6.8
Other assets                                6.9               9.5
                                       ----------------------------------
                                        $ 110.5           $ 128.1
                                       ==================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                           $  28.5    5.41%  $  42.4    5.37%
Savings deposits                            5.0    1.99       6.5    1.97
Interest-bearing demand deposits           32.7    1.97      33.8    1.97
Other                                       4.6   13.19       3.9   10.44
                                       ----------------------------------
Total interest-bearing liabilities         70.8    4.08      86.6    4.02

Demand deposits                            33.3              33.7
Other liabilities                           1.0               1.6
Shareholders' equity                        5.4               6.2
                                       ----------------------------------
                                        $ 110.5           $ 128.1
                                       ==================================
Net interest margin                                5.32%             5.06%
Net yield on interest-earning assets               6.56              6.09












                                   -11-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1996 versus 1995 periods are summarized as follows (in thousands):

                                             Three Months Ended March 31,
                                           ------------------------------
                                              Asset/     Interest
                                              Liability  Rate
                                              Changes    Changes   Total
                                           ------------------------------
Changes in:
  Interest income                            $(293)     $ 36      $(257)
  Interest expense                            (155)        6       (149)
                                           ------------------------------
Net interest income                          $(138)     $ 30      $(108)
                                           ==============================


The declines in net interest income resulted primarily from volume declines in average earning assets offset partially by increased yields.

Loans on which the accrual of interest had been discontinued at March 31, 1996 and 1995 amounted to $3,903,000 and $5,617,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $116,000 and $162,000 in the first quarter of 1996 and 1995, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 46 and 56 basis points during the first quarter of 1996 and 1995, respectively.

For the three months ended March 31, 1996 versus 1995 the yield on earning assets increased from 9.08% to 9.40%. This increase was primarily a result of general increases in market rates including the 300 basis point prime rate increase from March 1994 to March 1995. Changes in the Company's yields tend to lag behind market changes due to a portion of the Company's loans having an annual repricing option. The rate on interest-bearing liabilities remained relatively unchanged from the first quarter of 1995 to the first quarter of 1996.



















                                   -12-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



NONPERFORMING ASSETS AND PROVISION FOR POSSIBLE CREDIT LOSSES

The following table summarizes the activity in the allowance for possible credit losses during the periods indicated (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                     1996          1995
                                               --------------------------
Allowance for possible credit losses
  balance at beginning of period                $  3,820       $  4,649

Charge-offs                                          (48)          (290)
Recoveries                                           167            189
                                               --------------------------
Net charge-offs                                      119           (101)

Provision for possible credit losses                 (14)           178
                                               --------------------------
Allowance for possible credit losses
  balance at end of period                      $  3,925       $  4,726
                                               ==========================


All the above charge-offs and recoveries were at Sunwest. The provision for possible credit losses was $192,000 lower during the three months ended March 31, 1996 than in the same respective period in 1995, reflecting the decrease in net charge-offs of $220,000.

Management believes that the allowance for possible credit losses at March 31, 1996 of $3,925,000 or 5.13% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio.


























                                   -13-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



A summary of nonperforming assets follows (dollars in thousands):

                          March 31,  December 31,  March 31,  December 31,
                              1996        1995       1995          1994
                        -------------------------------------------------
Nonaccrual loans          $  3,903    $  4,153     $  5,617    $  5,414
Loans 90 days past due
  and still accruing            28          25           15          76
                        -------------------------------------------------
Nonperforming loans          3,931       4,178        5,632       5,490
Real estate owned            3,138       2,637        3,250       4,352
                        -------------------------------------------------
Nonperforming assets      $  7,069    $  6,815     $  8,882    $  9,842
                        =================================================
Nonperforming loans/
 Total loans                  5.14%        5.29%       6.94%        6.34%
Nonperforming assets/
 Total assets                 6.48         6.00        7.22         7.52
                        =================================================


Nonperforming assets have decreased from $9.8 million at December 31, 1994 to $7.1 million at March 31, 1996. While the levels of nonperforming assets as a percentage of assets have improved since December 31, 1994, they remain at high levels. This was primarily caused by the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience moderately high levels of nonperforming assets and charge-offs.

Restructured  loans which were performing substantially in accordance  with
their  modified  terms totaled $2,531,000 at March 31, 1996.   Restructured
loans totaling $2,232,000 were on nonaccrual status at March 31, 1996.

OTHER OPERATING INCOME

Other operating income increased by $31,000 for the three months ended March 31, 1996 as compared with the same period in 1995. See notes (1) and
(5) of the notes to consolidated financial statements. The increase was a result of West Coast recording a $93,000 gain on sale of B&PB stock in 1996 versus a $12,000 gain in 1995. Gain on sale of loans decreased $37,000 as Sunwest has elected not to sell the guaranteed portion of SBA loans in 1996. The remaining decrease was caused by lower deposit balances.














                                   -14-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



OTHER OPERATING EXPENSES

Other operating expenses have decreased $168,000 from the three months ended March 31, 1996 to the same period in 1995. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):


                                                     Three Months Ended
                                                          March 31,
                                                       1996        1995
                                                   ----------------------
Other operating expenses                            $ 1,919      $2,087
Other operating expenses
  (annualized)/average assets                          6.95%        6.52%
Other operating expenses/interest
  and other operating income                           71.8%        72.0%
                                                   ======================


Salaries decreased $233,000 for the three months ended March 31, 1996 versus the same period in 1995. Salaries decreased at Sunwest by $113,000 for the three month period as a result of steady reductions in staff, primarily from not replacing employees who leave voluntarily. The remaining salary decrease was at West Coast and resulted from a bonus accrual during 1995 because West Coast completed the sale of Sacramento First and Sunwest achieved a 6.5% leverage ratio. Occupancy for the first three months decreased by $67,000 primarily because Sunwest reclassified a facility lease from an operating lease to a capital lease during the third quarter of 1995. Collection expenses increased by $145,000. Sunwest had a $195,000 recovery of previously charged expenses included in 1995. This increase was partially affected by a decrease from significant cost control efforts at Sunwest. All other non-interest expenses decreased $13,000 for the three months ended March 31, 1996 versus 1995.

INCOME TAXES

The  Company did not record any significant income tax expense  or  benefit
during  the  nine  or  three  months ended March  31,  1996  or  1995.   No
significant income tax expense is expected during 1996.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity for Sunwest is maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale (excluding pledged






                                   -15-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



amounts) and Federal funds sold divided by total assets) was 20% at March 31, 1996 and 19% at December 31, 1995. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash without the prior consent of the regulatory agencies. During the first three months of 1996 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries throughout 1996.

West Coast's primary sources of cash during 1996 are expected to be from sales of its B&PB stock and Sunwest stock. On March 8, 1996, West Coast received $407,000 of cash from the sale of 46,199 shares of its B&PB stock. West coast has an agreement to sell the remaining B&PB shares for approximately $1.5 million. The B&PB shares and any proceeds received from their sale are pledged as collateral for West Coast's guarantee of Sunwest's capital plan. West Coast will request from the FDIC release of these shares during 1996. An agreement to sell 35 shares of Sunwest stock for $2.5 million was entered into between West Coast, Sunwest and Western. Sales of other property are forecasted to provide $50,000 during 1996. Advances from WCV, Inc. provided approximately $120,000 of cash during the first quarter of 1996 because refunds from the California Underground Storage Tank Fund exceeded payments for the restoration of the real estate owned. Additional refunds will be used to pay for current and future amounts due for restoration of the property. The principals of Western have lent West Coast on a non-recourse basis $819,000 in April 1996. The loan is secured by 12 shares of Sunwest stock. The loan is due upon the earlier of the sale of Phase II shares, the sale of the shares of the Sunwest common stock to Western or March 31, 1997. At March 31, 1996, West Coast had cash totaling $515,000.

West Coast anticipates cash expenditures during 1996 to consist of debt service payments and other operating expenses. West Coast's paid off the other borrowed funds totaling $185,000 in April, 1996. Other projected debt service for the remainder of 1996 includes quarterly interest payments on the 10% subordinated debentures of $76,000 each, payoff of the loan from the principals of Western totaling $819,000 and subordinated debentures totaling $3,035,000. Paydowns on the notes payable to affiliates may occur based on cash availability. West Coast anticipates that other operating expenses will be approximately $250,000 during 1996, of which $165,000 relates to salaries and directors' fees that are currently being deferred.











                                   -16-
                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1996



West Coast's liquidity is limited. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the loan made by the principals of Western, and repay the $1.2 million of debentures held by the public and to provide funds for West Coast to continue its operations. In the event the above transactions are not completed as contemplated, West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 10.01%, 11.30% and 7.77% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 1996, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively and above the regulatory orders that require Sunwest to maintain a minimum leverage ratio of 6.5%. Sunwest's capital ratios are above amounts necessary for a depository institution to be deemed to be "Well Capitalized." However, because Sunwest is still subject to regulatory agreements it can only be deemed "Adequately Capitalized."

The Company had no material commitments for capital expenditures as of March 31, 1996.































                                   -17-
                    WEST COAST BANCORP AND SUBSIDIARIES
                              MARCH 31, 1996

                                  PART II

                             OTHER INFORMATION






Item 1.   Legal Proceedings
- -------------------------------
In December 1995, a class action lawsuit was brought against Sunwest and two other banks who were custodians of the class action members' IRA accounts that were administered by Qualified Pension, Inc. ("QPI"). On April 9, 1996 plaintiff's Counsel submitted a request for dismissal of all causes of action, without prejudice, as to Sunwest Bank.


Item 2.   Changes in Securities
- -----------------------------------
NONE

Item 3.   Defaults Upon Senior Securities
- ---------------------------------------------
NONE

Item 4.   Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------------
NONE

Item 5.   Other Information
- -------------------------------
NONE

Item 6.   Exhibits and Reports on Form 8-K
- ----------------------------------------------
(a)  Exhibits

Exhibit 27 - Financial Data Schedule for March 31, 1996

(b)  Reports on Form 8-K

NONE



















                                   -18-

                                SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





        /s/John B. Joseph                           May 13, 1996
        -----------------------------------------   ----------------------
        John B. Joseph                              Date
        Chief Executive Officer





        /s/Frank E. Smith                           May 13, 1996
        -----------------------------------------   ----------------------
        Frank E. Smith                              Date
        Chief Financial Officer
































                                   -19-