Form 10QSB
period 1996-06-30
WEST COAST BANCORP /CA/
filed 1996-08-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                  U.S. Securities And Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996


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

           Number of shares outstanding of each of the issuer's classes of common equity as of July 30, 1996:

                                 9,168,942

        Transitional Small Business Disclosure Format Yes    No  X
                                                           --    --










                This document contains a total of 20 pages.
                                   -1-
                    WEST COAST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


(in thousands, except share data)                   June 30,  December 31,
                                                       1996       1995
                                                 ------------------------
ASSETS
Cash and due from bank                             $  5,863    $  6,507
Interest-bearing deposits with
  financial institutions                              3,342       3,933
Investment securities held to maturity -
  approximate fair value of $2,896 and
  $5,616 in 1996 and 1995, respectively               2,884       5,574
Investment securities available-for-sale
  at fair value                                       1,933           -
Federal funds sold                                    8,200      15,400

Loans                                                79,012      79,000
Less allowance for possible credit losses            (3,093)     (3,820)
                                                  -----------------------
  Net loans                                          75,919      75,180
                                                  -----------------------
Real estate owned, net                                4,523       2,637
Premises and equipment, net                           1,430       1,790
Net assets held for sale                                654       1,452
Other assets                                          1,180       1,181
                                                  -----------------------
                                                   $105,928    $113,654
                                                  =======================
LIABILITIES
Deposits:
  Demand, non-interest bearing                     $ 35,557    $ 35,983
  Savings, money market & interest bearing demand    35,251      36,699
  Time certificates under $100,000                   16,742      22,372
  Time certificates of $100,000 or more               7,472       7,608
                                                  -----------------------
  Total deposits                                     95,022     102,662

Notes payable to affiliates                             835         948
Other borrowed funds                                    370         599
10% convertible subordinated debentures               3,035       3,035
Other liabilities                                     1,473       1,124
                                                  -----------------------
  Total liabilities                                 100,735     108,368

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
  shares authorized, 9,168,942 shares
  issued and outstanding in 1996 and 1995            30,176      30,176
Securities valuation allowance                           93           -
Accumulated deficit                                 (25,076)    (24,890)
                                                  -----------------------
  Total shareholders' equity                          5,193       5,286
                                                  -----------------------
                                                   $105,928    $113,654
                                                  =======================





       (See accompanying notes to consolidated financial statements)
                                    -2-

                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                                    Six Months Ended   Three Months Ended
(in thousands,                            June 30,           March 31,
 except share data)                   1996      1995      1996      1995
                                   --------------------------------------
INTEREST INCOME
Loans, including fees               $4,039    $4,369    $2,007    $2,207
Investment securities                  213       341        95       164
Deposits with bank                     109       162        47        93
Federal funds sold                     376       408       199       170
                                   --------------------------------------
  Total interest income              4,737     5,280     2,348     2,634

INTEREST EXPENSE
Interest on deposits                 1,079     1,479       508       711
Other                                  309       209       158       106
                                   --------------------------------------
  Total interest expense             1,388     1,688       666       817
                                   --------------------------------------
  Net interest income                3,349     3,592     1,682     1,817

Provision for credit losses           (56)        62      (42)     (116)
                                   --------------------------------------
  Net interest income after
     provision for credit losses     3,405     3,530     1,724     1,933

Other operating income                 658       483       376       232
Other operating expenses             3,935     4,330     2,016     2,222
Gain on liquidation of WCV, Inc.       152         -        30         -
Expected loss on sale of Sunwest
  shares                               459         -        22         -
                                   --------------------------------------
  Income (loss) before income taxes   (179)     (317)       92       (57)

Income taxes                             7         7         7         7
                                   --------------------------------------

  Net income (loss)                   (186)     (324)   $   85    $  (64)
                                   ======================================

Net income (loss) per common share     (.02)  $  (.04)  $   .01   $  (.01)
                                   ======================================

Weighted average number of common
  and shares outstanding             9,169     9,181     9,169     9,177
                                   ======================================











       (See accompanying notes to consolidated financial statements)
                                    -3-

                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY AND CASH FLOWS
                                (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                               Common Stock   Securities           Share-
                              -------------   Valuation   Accum.  holders'
(in thousands)                 Shares Amount  Allowance   Deficit  Equity
                             --------------------------------------------

Balance at December 31, 1995  9,169  $30,176   $   -    $(24,890) $5,286
Net loss                          -       -        -        (186)   (186)
Change in securities
  valuation allowance             -       -       93           -      93
                             --------------------------------------------
Balance at June 30, 1996      9,169  $30,176   $  93    $(25,076) $5,193
                             ============================================





CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                            June 30,
(in thousands)                                          1996       1995
                                                   ----------------------
Cash flows from operating activities:
 Net loss                                           $ (186)       $(324)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                          281         299
 Provision for credit losses                            (56)         62
 Net change in receivables, payables and other assets   173        (274)
 Proceeds from sales of loans originated for sale         -       1,369
 Loans originated for sale                                -      (1,284)
 Gain from sales of loan, net                             -         (77)
 Write-downs of real estate owned                       172         221
 Loss (gain) from sales of real estate owned, net         9         (27)
 Gain on discontinued businesses                       (152)          -
 Gain on sale of B&PB shares                           (287)        (12)
 Expected loss on sale of Sunwest shares                459           -
                                                    ---------------------
 Net cash provided by (used in) operating activities    413         (47)




                                                              (Continued)









       (See accompanying notes to consolidated financial statements)
                                    -4-
                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                       Six Months Ended
                                                            June 30,
(in thousands)                                          1996       1995
                                                     --------------------
Cash flows from investing activities:
 Proceeds from maturity of interest
  bearing balances                                   $ 2,075   $  1,287
 Purchases of interest bearing balances               (1,484)    (2,571)
 Proceeds from maturity of investment securities       2,693      2,100
 Purchase of investment securities                    (1,988)         -
 Net (increase) decrease in loans                     (2,693)     3,018
 Proceeds from sales of real estate owned                156      1,907
 Purchase of premises and equipment                      (54)       (55)
                                                     --------------------
 Net cash (used in) provided by investing activities  (1,295)     5,686

Cash flows from financing activities:
 Net decrease in deposits                             (7,640)   (11,910)
 Proceeds from sale of Sacramento First                    -      3,512
 Proceeds from sale of B&PB stock                      1,233        387
 Payments for notes payable to affiliates,
  subordinated debt and other borrowed funds            (592)         -
 Loan proceeds from affiliate                             37        194
                                                     --------------------
 Net cash used in financing activities                (6,962)    (7,817)
                                                     --------------------
Decrease in cash and cash equivalents                 (7,844)    (2,178)

Beginning cash and cash equivalents                   21,907     23,637
                                                     --------------------
Ending cash and cash equivalents                     $14,063   $ 21,459
                                                     ====================


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                           $ 1,419   $  1,696
  Income taxes                                             7          7

Supplemental schedule of non-cash investing
 and financing activities:
  Transfer of loans to real estate owned             $ 2,010   $  1,386
  Assumption of real estate owned senior debt            213          -
  Reclassification of fixed assets to other assets       133          -













       (See accompanying notes to consolidated financial statements)
                                    -5-

                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (Unaudited)



(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three month periods ended June 30, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

     On February 29, 1996, West Coast Bancorp ("West Coast") and Sunwest Bank ("Sunwest") entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,080,000. On consummation of the stock sales contemplated by the agreement, West Coast and Western will own approximately 57% and 43% of Sunwest, respectively. West Coast recorded losses on the expected sale of the 35 shares of Sunwest stock of $437,000 and $22,000 during the first and second quarters of 1996, respectively. The new 15 shares of Sunwest stock will result in approximately a $130,000 charge to paid-in-capital at West Coast with an offsetting amount for minority interest when the sale is completed. This will occur because the selling price of Sunwest stock is $72,000 per share versus a book value of outstanding shares at June 30, 1996 of $85,097 per share. The actual loss on sale will depend on the book value per share of Sunwest Bank at the time of closing. The stock sales are subject to Western obtaining various regulatory approvals.

     West Coast entered into an agreement with Western on February 29, 1996, which was amended in April 1996, whereby Western will acquire all of the remaining 213,384 shares of Business & Professional Bank ("B&PB") common stock at $8.81 per share. The sale is to be completed in three phases. Phase one occurred on March 8, 1996 and resulted in proceeds of approximately $407,000. Phase two occurred on May 28, 1996 and resulted in proceeds of $820,000. The proceeds were used to pay down the loan advanced during April from the principals of Western. Phase three is for 74,178 shares and is to occur by November 15, 1996. Phase three is subject to certain regulatory approvals. In accordance with Financial Accounting Standards Board Statement #115, the $149,000 difference between book value and determinable market value (contract price) is adjusted to Net Assets Held-for-Sale and Shareholders' Equity.

     If the sale of Sunwest stock does not occur as planned, West Coast will seek to renegotiate and extend its debt to affiliates, including the $1.8 million of debentures held by insiders and their affiliates.

                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (Unaudited)



     If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the $1.2 million of debentures held by persons other than insiders and their affiliates, and to provide funds for West Coast to continue its operations.

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

(4)  LOANS AND DIRECT LEASE FINANCING

     A summary of loans and direct lease financing follows:

                                                   June 30,  December 31,
     (in thousands)                                  1996         1995
                                                  -----------------------
     Commercial                                    $ 28,799    $ 28,479
     Real estate - Mortgage                          47,057      47,379
     Installment                                      3,456       3,515
     Less unearned income, discounts and fees          (300)       (373)
                                                  -----------------------
     Loans and direct lease financing              $ 79,012    $ 79,000
                                                  =======================



(5)  OTHER OPERATING INCOME

     A summary of other operating income follows:

                                      Six Months Ended Three Months Ended
                                           June 30,           June 30,
     (in thousands)                      1996     1995      1996    1995
                                     ------------------------------------
     Depositor charges                $  304   $ 351      $  154   $ 169
     Gain on sale of B&PB stock          287      12         194       -
     Service charges, commissions
      & fees                              28      37          16      16
     Net gain from sales of loans          -      77           -      40
     Other income                         39       6          12       7
                                     ------------------------------------
                                      $  658   $ 483      $  376   $ 232
                                     ====================================

                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (Unaudited)



(6)  OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:

                                      Six Months Ended Three Months Ended
                                           June 30,           June 30,
     (in thousands)                      1996     1995       1996   1995
                                      -----------------------------------
     Salaries and employee benefits    $1,789   $2,088    $  870  $  936
     Occupancy                            460      575       231     279
     Depreciation and amortization        281      299       142     147
     Professional services                241      188       154      90
     Data processing                      202      200       144      98
     Customer service                     187      168        94      82
     Net cost of operation of REO         153      167        85     124
     Advertising and promotion            100       47        63      33
     Regulatory fees and assessments       93      192        45      96
     Printing and postage                  63       58        33      29
     Stationery and supplies               62       56        25      26
     Insurance                             50       72        25      36
     Telephone and telefax                 37       40        16      19
     Collection                            32        -        17     130
     Miscellaneous                        185      180        72      97
                                      -----------------------------------
                                       $3,935   $4,330    $2,016  $2,222
                                      ===================================


(7)  CURRENT ACCOUNTING PRONOUNCEMENTS

      In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management does not believe SFAS 125 will have a material impact on the Company's financial condition or operations.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the six and three month periods ended June 30, 1996 and 1995. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company recorded losses of $186,000 or $.02 per share and $324,000 or $.04 per share during the six months ended June 30, 1996 and 1995, respectively. During the three months ended June 30, 1996, the Company recorded net income of $85,000 as compared to a loss of $64,000 during the same respective period in 1995. The decreases in year-to-date losses in 1996 versus 1995 occurred because the parent company recorded during 1996 a $324,000 gain on sale of its B&PB stock, a gain on discontinued business of $152,000 and Sunwest increased its net income by $119,000. These items were offset by a $459,000 expected loss on the sale of Sunwest shares by West Coast.

West Coast entered into an agreement with Western on February 29, 1996, which was amended in April 1996, whereby Western will acquire all of the remaining 213,384 shares of B&PB common stock at $8.81 per share. See Note 1 of the "Notes to the consolidated financial statements" for additional information on the above transactions.

If the sale of Sunwest stock does not occur as planned, West Coast will seek to renegotiate and extend its debt to affiliates, including the $1.8 million of debentures held by insiders and their affiliates. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the $1.2 million of debentures held by persons other than insiders and their affiliates, and to provide funds for West Coast to continue its operations.

The Company had total assets, loans and deposits as follows:


                       June 30,    December 31,   June 30,   December 31,
                         1996         1995          1995          1994
(in thousands)      -----------------------------------------------------
Total assets         $ 105,928     $ 113,654    $ 118,864     $ 130,910
Loans                   79,012        79,000       80,900        86,628
Deposits                95,022       102,662      107,359       119,269

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



The approximate $24 million reductions in total assets and deposits since December 31, 1994 resulted from an $8 million decrease in loans, $7 million decrease in investment securities and $5 million decrease in Federal Funds sold. The decrease in total liabilities resulted primarily from a $20 million decrease in time certificates of deposits.

RESULTS OF OPERATIONS

GENERAL
The loss for the first six months in 1996 was less than the loss incurred for the first six months of 1995 because the parent company recorded $324,000 of gain on sale of its B&PB stock, a gain on discontinued business of $152,000 was recorded in 1996 and Sunwest increased its net income by $119,000. These items were offset by a $459,000 expected loss on the sale of Sunwest shares by West Coast.

NET INTEREST INCOME
Net interest income decreased $243,000 or 7% from the first six months of 1995 to the same period in 1996 because of reduced loan volumes at Sunwest. For the first six months of 1995 to the first six months of 1996 average loans at Sunwest decreased by $7 million or 8% and average investment securities decreased by $4 million or 37%. These decreases were offset by average time deposits decreasing by $13 million or 33% during the same period. Due to recent loan originations, ending loans were only 2 percent lower at June 30, 1996 versus June 30, 1995 and increased 3 percent during the second quarter of 1996.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the six and three month periods ended June 30, 1996 and 1995 (dollars in millions):


                                           Six Months Ended June 30,
                                              1996             1995
                                         Average  Yields/ Average  Yields/
                                         Balance  Rates   Balance  Rates
                                       ----------------------------------
ASSETS
Loans, net of unearned income,
  discounts and fees                    $  76.3   10.59%  $  83.2   10.50%
Investment securities                       7.0    6.07      11.1    6.13
Federal funds sold                         13.9    5.43      14.0    5.84
Interest-bearing deposits
  with financial institutions               3.6    6.00       5.0    6.50
                                       ----------------------------------
Total interest-earning assets             100.8    9.40     113.3    9.32

Allowance for credit losses                (3.8)             (4.7)
Cash and due from banks                     5.8               6.6
Other assets                                7.4               8.9
                                       ----------------------------------
                                        $ 110.2           $ 124.1
                                       ==================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                           $  26.9    5.30%  $  40.1    5.50%
Savings deposits                            5.1    2.02       5.9    1.95
Interest-bearing demand deposits           32.6    1.93      32.5    1.96
Other                                       4.8   12.96       4.0   10.46
                                       ----------------------------------
Total interest-bearing liabilities         69.4    4.00      82.5    4.09

Demand deposits                            34.2              34.0
Other liabilities                           1.2               1.6
Shareholders' equity                        5.4               6.0
                                       ----------------------------------
                                        $ 110.2           $ 124.1
                                       ==================================
Net interest margin                                5.40%             5.23%
Net yield on interest-earning assets               6.64              6.34










                                                              (Continued)
                                   -11-

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



(Continued)
                                           Three Months Ended June 30,
                                              1996             1995
                                         Average  Yields/ Average  Yields/
                                         Balance  Rates   Balance  Rates
                                       ----------------------------------
ASSETS
Loans, net of unearned income,
  discounts and fees                    $  75.5   10.63%  $  82.7   10.67%
Investment securities                       6.2    6.17      10.6    6.16
Federal funds sold                         14.8    5.38      11.2    6.09
Interest-bearing deposits
  with financial institutions               3.4    5.51       5.6    6.67
                                       ----------------------------------
Total interest-earning assets              99.9    9.40     110.1    9.57

Allowance for credit losses                (3.8)             (4.8)
Cash and due from banks                     5.9               6.4
Other assets                                7.9               8.4
                                       ----------------------------------
                                        $ 109.9           $ 120.1
                                       ==================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                           $  25.3    5.17%  $  37.9    5.64%
Savings deposits                            5.3    2.05       5.2    1.92
Interest-bearing demand deposits           32.4    1.89      31.2    1.95
Other                                       5.0   12.74       4.0   10.48
                                       ----------------------------------
Total interest-bearing liabilities         68.0    3.92      78.3    4.17

Demand deposits                            35.0              34.2
Other liabilities                           1.5               1.7
Shareholders' equity                        5.4               5.9
                                       ----------------------------------
                                        $ 109.9           $ 120.1
                                       ==================================
Net interest margin                                5.48%             5.39%
Net yield on interest-earning assets               6.73              6.60

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1996 versus 1995 periods are summarized as follows (in thousands):

                    Six Months Ended June 30, Three Months Ended June 30,
                   ------------------------------------------------------
                    Asset/    Interest           Asset/     Interest
                    Liability Rate               Liability  Rate
                    Changes   Changes   Total    Changes    Changes Total
                   ------------------------------------------------------
Changes in:
  Interest income    $(537)   $  (6)  $ (543)     $(242)  $  (44)  $(286)
  Interest expense    (268)     (32)    (300)      (115)     (36)   (151)
                   ------------------------------------------------------
Net interest income  $(269)   $  26   $ (243)     $(127)  $   (8)  $(135)
                   ======================================================


The declines in net interest income resulted primarily from volume declines in average earning assets. The $7 million decline in loans (the highest yielding assets) for both the six and three months ended June 30, 1996 as compared to the same periods in 1995 caused the greatest decrease in net interest income. Management believes the decrease in interest income from asset/liability changes should be reduced in future periods because of the increase in loans during the second quarter of 1996. Recent loan fundings have caused ending loans at June 30, 1996 to exceed average loans for the six months ended June 30, 1996 by $3 million. However, no assurance can be given that loan volumes will not decline in the future. The decrease in interest expense was caused by a $13 million decrease in average time deposits for the three and six months ended June 30, 1996 versus 1995.

Loans on which the accrual of interest had been discontinued at June 30, 1996 and 1995 amounted to $2,541,000 and $3,913,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $66,000 and $121,000 in the second quarters of 1996 and 1995, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 26 and 44 basis points during the second quarters of 1996 and 1995, respectively.

For the six months ended June 30, 1996 versus 1995 the yield on earning assets remained relatively flat, only changing from 9.32% to 9.40%. Similarly, the rates on interest-bearing liabilities remained relatively unchanged for the six months ended June 30, 1996 versus 1995 only changing from 4.09% to 4.00%.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



NONPERFORMING ASSETS AND PROVISION FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for credit losses during the periods indicated (in thousands):

                                   Six Months Ended    Three Months Ended
                                        June 30,             June 30,
                                     1996      1995       1996      1995
                                 ----------------------------------------
Allowance for credit losses
  balance at beginning of period   $3,820    $4,649     $3,925    $4,726

Charge-offs                          (991)   (1,980)      (943)   (1,690)
Recoveries                            320       664        153       475
                                 ----------------------------------------
Net charge-offs                      (671)   (1,316)      (790)   (1,215)

Provision for credit losses           (56)       62        (42)     (116)
                                 ----------------------------------------
Allowance for credit losses
  balance at end of period         $3,093    $3,395     $3,093    $3,395
                                 ========================================


All the above charge-offs and recoveries were at Sunwest. The provision for credit losses was $118,000 lower during the six months ended June 30, 1996 than in the same respective period in 1995, reflecting the decreases in net charge-offs and nonperforming loans.

Management believes that the allowance for credit losses at June 30, 1996 of $3,093,000 or 3.91% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio. No assurance can be given that economic condition which may adversely effect the Company's service area or other circumstances will not be reflected in increased provisions for credit losses in the future.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



A summary of nonperforming assets follows (dollars in thousands):

                           June 30,  December 31,  June 30,   December 31,
                              1996        1995       1995          1994
                        -------------------------------------------------
Nonaccrual loans          $  2,536    $  4,153     $  3,913    $  5,414
Loans 90 days past due
  and still accruing             5          25          196          76
                        -------------------------------------------------
Nonperforming loans          2,541       4,178        4,109       5,490
Real estate owned            4,523       2,637        3,637       4,352
                        -------------------------------------------------
Nonperforming assets      $  7,064    $  6,815     $  7,746    $  9,842
                        =================================================
Nonperforming loans/
 Total loans                  3.22%        5.29%       5.08%        6.34%
Nonperforming assets/
 Total assets                 6.67         6.00        6.52         7.52
                        =================================================


Nonperforming assets have decreased from $9.8 million at December 31, 1994 to $7.1 million at June 30, 1996. While the levels of nonperforming assets as a percentage of assets have improved since December 31, 1994, they remain at high levels. This was primarily caused by the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience moderately high levels of nonperforming assets and charge-offs.

Restructured  loans which were performing substantially in accordance  with
their  modified  terms totaled $2,521,000 at June 30,  1996.   Restructured
loans totaling $1,300,000 were on nonaccrual status at June 30, 1996.

OTHER OPERATING INCOME

Other operating income increased by $175,000 for the six months ended June 30, 1996 as compared with the same period in 1995. See notes (1) and (5) of the notes to consolidated financial statements. The increase was a result of West Coast recording a $275,000 gain on sale of B&PB stock in 1996 versus a $12,000 gain in 1995. Gain on sale of loans decreased $77,000 as Sunwest has elected not to sell the guaranteed portion of SBA loans in 1996. The remaining decrease was caused by lower deposit balances.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



OTHER OPERATING EXPENSES

Other operating expenses have decreased $395,000 from the six months ended June 30, 1996 to the same period in 1995. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):


                                    Six Months Ended   Three Months Ended
                                          June 30,           June 30,
                                      1996      1995      1996     1995
                                   --------------------------------------
Other operating expenses            $3,935    $4,330    $2,016    $2,222
Other operating expenses
  (annualized)/average assets          7.14%     6.98%     7.33%     7.40%
Other operating expenses/interest
  and other operating income           72.9%     75.1%     74.0%     77.5%
                                   ======================================


Salaries decreased $299,000 for the six months ended June 30, 1996 versus the same period in 1995. Salaries decreased at Sunwest by $230,000 for the six month period as a result of steady reductions in staff, primarily from not replacing employees who leave voluntarily. The remaining salary decrease was at West Coast and resulted from a bonus accrual during 1995 because West Coast completed the sale of Sacramento First and Sunwest achieved a 6.5% leverage ratio. Occupancy for the first six months decreased by $115,000 primarily because Sunwest reclassified a facility lease from an operating lease to a capital lease during the third quarter of 1995. Regulatory fees and assessments decreased by $99,000 primarily from a rate reduction by the Federal Deposit Insurance Corporation. Advertising and promotion increased by $53,000 for the six months ended June 30, 1996 versus 1995 because of a return to actively advertising Sunwest in the local market. Professional services increased by $53,000 because the internal audit function was outsourced beginning in July 1995. All other non-interest expenses increased $12,000 for the six months ended June 30, 1996 versus 1995.

INCOME TAXES

The Company did not record any significant income tax expense or benefit during the six or three months ended June 30, 1996 or 1995. No significant income tax expense is expected during 1996.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale (excluding pledged amounts) and Federal funds sold divided by total assets) was 14% at June 30, 1996 and 19% at December 31, 1995. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without the prior consent of the regulatory agencies. During the first six months of 1996 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries throughout 1996.

West Coast's primary sources of cash during 1996 are expected to be from sales of its B&PB stock and Sunwest stock. During the first six months of 1996, West Coast received $1.2 million of cash from the sale of 139,206 shares of its B&PB stock. West Coast has an agreement to sell the remaining B&PB shares for approximately $650,000. An agreement to sell 35 shares of Sunwest stock for $2.5 million was entered into between West Coast, Sunwest and Western. Sales of other property are forecasted to provide $50,000 during 1996. Advances from WCV, Inc. provided approximately $120,000 of cash during the first half of 1996 because of refunds received from the
California Underground Storage Tank Fund exceeded payments for the restoration of the real estate owned. Additional refunds will be used to pay for current and future amounts due for restoration of the property. At June 30, 1996, West Coast had cash totaling $817,000.

West Coast anticipates cash expenditures during 1996 to consist of debt service payments and other operating expenses. West Coast repaid other borrowed funds totaling $185,000 in April, 1996 and made payments on notes payable to affiliates totaling $150,000 during June 1996. Other projected debt service for the remainder of 1996 includes quarterly interest payments on the 10% subordinated debentures of $76,000 each, $12,000 quarterly principal payments on other borrowed funds and a payment for the subordinated debenture principal balance totaling $3,035,000. On July 2, 1996 the Centennial Group Incorporated and Centennial Capital Incorporated (both affiliates of the parent) assigned their notes totaling $483,000 to an individual unaffiliated with the parent company. A modification of agreement between the parent company and the new lender dated July 3, 1996 extended the maturity date to June 30, 1999 and required a $12,000 principal payment each quarter beginning September 30, 1996. Paydowns on the notes payable to affiliates may occur based on cash availability. West Coast anticipates that other operating expenses will be approximately $160,000 during 1996, of which $100,000 relates to salaries and directors' fees that are currently being deferred. West Coast intends on contributing

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996



$300,000 in capital to Sunwest Bank if Western does not acquire 15 new shares of Sunwest common stock. This amount represents the final installment under Sunwest's capital plan. Sunwest is currently adequately capitalized, therefore it is no longer subject to the Prompt Corrective Action requirements of the Federal Deposit Insurance Corporation Improvement Act.

West Coast's liquidity is limited. If the remaining B&PB shares are not acquired by Western the shares will be sold on the open market to raise sufficient funds to repay the $1.2 million of debentures held by persons other than insiders and their affiliates, and to provide funds for West Coast to continue its operations. In the event the above transactions are not completed as contemplated, West Coast would need to come to an agreement with certain affiliates to extend indebtedness to a future date when sufficient funds can be obtained to repay the debts. In the event
West Coast is unable to raise funds to increase its liquidity, West Coast may not be able to meet its current obligations and may be forced into bankruptcy. If this event were to occur, West Coast shareholders could suffer the elimination of the value of their investments in the Company.

CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 9.80%, 11.08% and 7.86% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 1996, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively and above the regulatory orders that require Sunwest to maintain a minimum
leverage  ratio  of  6.5%.   Sunwest's capital  ratios  are  above  amounts
necessary  for  a  depository  institution  to  be  deemed  to   be   "Well
Capitalized."   However,  because Sunwest is still  subject  to  a  written regulatory agreement it can only be deemed "Adequately Capitalized."

The Company had no material commitments for capital expenditures as of June 30, 1996.

                    WEST COAST BANCORP AND SUBSIDIARIES
                               JUNE 30, 1996

                                  PART II

                             OTHER INFORMATION





Item 1.   Legal Proceedings
- -------------------------------
NONE

Item 2.   Changes in Securities
- -----------------------------------
NONE

Item 3.   Defaults Upon Senior Securities
- ---------------------------------------------
NONE

Item 4.   Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------------
West Coast Bancorp held its Annual Meeting of Shareholders (the "Meeting") on June 27, 1996.

At the Meeting, the following individuals were elected to serve as directors until the 1997 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                                  Authority
Name of Director              Votes For           Withheld

J. David Cheshier             6,049,678            48,160
L. Wayne Gertmenian           6,056,318            41,520
Thomas A. Jones               6,055,298            42,540
John B. Joseph                5,957,085           140,753
Lacy G. Marlette, Jr.         6,049,982            47,856
Ronald R. White               5,979,320           118,518

Item 5.   Other Information
- -------------------------------
NONE

Item 6.   Exhibits and Reports on Form 8-K
- ----------------------------------------------
(a)  Exhibits

Exhibit 27 - Financial Data Schedule for June 30, 1996

(b)  Reports on Form 8-K

NONE

                                SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





        /s/John B. Joseph                           August 13, 1996
        -----------------------------------------   ----------------------
        John B. Joseph                              Date
        Chief Executive Officer





        /s/Frank E. Smith                           August 13, 1996
        -----------------------------------------   ----------------------
        Frank E. Smith                              Date
        Chief Financial Officer