Form 10QSB
period 1996-09-30
WEST COAST BANCORP /CA/
filed 1996-11-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                  U.S. Securities And Exchange Commission
                          Washington, D.C. 20549

                                FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996


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

           Number of shares outstanding of each of the issuer's classes of common equity as of October 30, 1996:

                                 9,168,942

        Transitional Small Business Disclosure Format Yes    No  X
                                                           --    --










                This document contains a total of 20 pages.

                    WEST COAST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                September 30, December 31,
(in thousands, except share data)                      1996       1995
                                                 ------------------------
ASSETS
Cash and due from bank                             $  6,274    $  6,507
Interest-bearing deposits with
  financial institutions                              2,756       3,933
Investment securities held to maturity -
  approximate fair value of $2,781 and
  $5,616 in 1996 and 1995, respectively               2,767       5,574
Investment securities available-for-sale
  at fair value                                       1,948           -
Federal funds sold                                   11,100      15,400

Loans                                                77,871      79,000
Less allowance for credit losses                     (3,124)     (3,820)
                                                  -----------------------
  Net loans                                          74,747      75,180
                                                  -----------------------
Real estate owned, net                                3,305       2,637
Premises and equipment, net                           1,329       1,790
Net assets held for sale                                  -       1,452
Other assets                                          1,185       1,181
                                                  -----------------------
                                                   $105,411    $113,654
                                                  =======================
LIABILITIES
Deposits:
  Demand, non-interest bearing                     $ 33,691    $ 35,983
  Savings, money market & interest bearing demand    33,991      36,699
  Time certificates under $100,000                   15,737      22,372
  Time certificates of $100,000 or more               6,667       7,608
                                                  -----------------------
  Total deposits                                     90,086     102,662

Notes payable to affiliates                             360         948
Other borrowed funds                                    844         599
10% convertible subordinated debentures               3,035       3,035
Other liabilities                                     1,075       1,124
Minority interest                                     4,507           -
                                                  -----------------------
  Total liabilities                                  99,907     108,368

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
  shares authorized, 9,168,942 shares
  issued and outstanding in 1996 and 1995            30,019      30,176
Securities valuation allowance                          (42)          -
Accumulated deficit                                 (24,473)    (24,890)
                                                  -----------------------
  Total shareholders' equity                          5,504       5,286
                                                  -----------------------
                                                   $105,411    $113,654
                                                  =======================





       (See accompanying notes to consolidated financial statements)
                                -2-

                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                                    Nine Months Ended  Three Months Ended
(in thousands,                          September 30,       September 30,
 except share data)                   1996      1995      1996      1995
                                   --------------------------------------
INTEREST INCOME
Loans, including fees               $6,135    $6,549    $2,096    $2,180
Investment securities                  292       490        79       149
Deposits with banks                    154       251        45        89
Federal funds sold                     528       663       152       255
                                   --------------------------------------
  Total interest income              7,109     7,953     2,372     2,673

INTEREST EXPENSE
Interest on deposits                 1,546     2,200       467       721
Other                                  453       487       144       278
                                   --------------------------------------
  Total interest expense             1,999     2,687       611       999
                                   --------------------------------------
  Net interest income                5,110     5,266     1,761     1,674

Provision for credit losses           (236)      214      (180)      152
                                   --------------------------------------
  Net interest income after
     provision for credit losses     5,346     5,052     1,941     1,522

Other operating income               1,303       717       645       234
Other operating expenses             5,781     6,428     1,846     2,098
Gain (loss) on liquidation of WCV, Inc.149         -        (3)        -
Loss (gain) on sale of Sunwest shares  394         -       (65)        -
Minority interest expense              199         -       199         -
                                   --------------------------------------
  Income (loss) before income taxes    424      (659)      603      (342)

Income taxes                             7         7         -         -
                                   --------------------------------------

  Net income (loss)                 $  417    $ (666)   $  603    $ (342)
                                   ======================================

Net income (loss) per common share  $  .05    $ (.07)   $  .07    $ (.04)
                                   ======================================

Weighted average number of common
  and shares outstanding             9,169     9,185     9,169     9,169
                                   ======================================











       (See accompanying notes to consolidated financial statements)
                                -3-

                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY AND CASH FLOWS
                                (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                               Common Stock   Securities           Share-
                              -------------   Valuation   Accum.  holders'
(in thousands)                 Shares Amount  Allowance   Deficit  Equity
                             --------------------------------------------

Balance at December 31, 1995  9,169  $30,176   $   -    $(24,890) $5,286
Net income                        -       -        -         417     417
Change in securities
  valuation allowance             -       -      (42)          -     (42)
Decrease from Sunwest issuing
  common stock                    -     (157)      -           -    (157)
                             --------------------------------------------
Balance at September 30, 1996 9,169  $30,019   $ (42)   $(24,473) $5,504
                             ============================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
(in thousands)                                          1996       1995
                                                   ----------------------
Cash flows from operating activities:
 Net income (loss)                                  $   417       $(666)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                          390         486
 Provision for credit losses                           (236)        214
 Net change in receivables, payables and other assets   432         202
 Proceeds from sales of loans originated for sale         -       1,996
 Loans originated for sale                                -      (1,863)
 Gain from sales of loan, net                             -        (126)
 Write-downs of real estate owned                       291         347
 Gain from sales of real estate owned, net              (60)       (110)
 Gain on discontinued businesses                       (149)          -
 Gain on sale of B&PB shares                           (436)          -
 Loss on sale of Sunwest shares                         394           -
 Minority interest expense                              199           -
                                                    ---------------------
 Net cash provided by (used in) operating activities              1,242
480



                                                              (Continued)








       (See accompanying notes to consolidated financial statements)
                                -4-

                    WEST COAST BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
(in thousands)                                           September 30,
                                                        1996       1995
Cash flows from investing activities:                --------------------
 Proceeds from maturity of interest bearing cash
  with an original maturity greater than 90 days     $ 2,760   $  1,779
 Purchases of interest bearing cash                   (1,583)    (3,166)
 Proceeds from maturity of investment securities
  held to maturity                                     2,807      2,209
 Purchase of investment securities available-for-sale (1,988)         -
 Net (increase) decrease in loans                     (1,341)     5,374
 Proceeds from sales of real estate owned              1,324      3,418
 Capital expenditures for real estate owned                -        (34)
 Purchase of premises and equipment                      (62)      (278)
 Proceeds from sales of premises & equipment               -        181
                                                     --------------------
 Net cash provided by investing activities             1,917      9,483

Cash flows from financing activities:
 Net decrease in deposits                            (12,576)   (10,145)
 Proceeds from sale of Sacramento First                    -      3,512
 Proceeds from sale of B&PB stock                      1,884        387
 Proceeds from sales of Sunwest stock                  3,571          -
Payments for notes payable to affiliates,
  subordinated debt and other borrowed funds            (608)      (334)
 Loan proceeds from affiliate                             37        297
                                                     --------------------
 Net cash used in financing activities                (7,692)    (6,283)
                                                     --------------------
Increase (decrease) in cash and cash equivalents      (4,533)     3,680

Beginning cash and cash equivalents                   21,907     23,637
                                                     --------------------
Ending cash and cash equivalents                     $17,374   $ 27,317
                                                     ====================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                           $ 2,033   $  2,695
  Income taxes                                             7          7

Supplemental schedule of non-cash investing
 and financing activities:
  Transfer of loans to real estate owned             $ 2,010   $  2,236
  Transfer from notes payable to affiliates
    to other borrowed funds                              475          -
  Assumption of real estate owned senior debt            213          -
  Capital adjustment from Sunwest issuing new shares     157          -
  Reclassification of fixed assets to other assets       133          -
  Increase in premises & equipment & other
   borrowed funds to establish a capital lease             -        378
  Reclassification of other liabilities to
   other borrowed funds                                    -        372







       (See accompanying notes to consolidated financial statements)
                                -5-

                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (Unaudited)



(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three month periods ended September 30, 1996 and 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

     On February 29, 1996, West Coast Bancorp ("West Coast") and Sunwest Bank ("Sunwest") entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,051,000. On September 13, 1996 the sale closed. West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $394,000 for the nine months ended September 30, 1996 and a gain of $65,000 for the quarter ended September 30, 1996. The gain on sale of the Sunwest shares during the quarter occurred because Sunwest recorded year to date net income in excess of $500,000 which triggered a purchase price adjustment. West Coast will record another purchase price adjustment in the fourth quarter of 1996 in the amount of 43.5% of Sunwest's fourth quarter earnings or losses. The issuance of 15 new shares of Sunwest stock resulted in a $157,000 charge to paid-in-capital at West Coast with an offsetting amount for minority interest. This occurred because the selling price of Sunwest stock is $72,000 per share versus a book value of outstanding shares at September 13, 1996 of $88,572 per share.

     West Coast entered into an agreement with Western on February 29, 1996, which was amended in April 1996, whereby Western would acquire all of the remaining 213,384 shares of Business & Professional Bank ("B&PB") common stock at $8.81 per share. The sale was completed in three phases. Phase one occurred on March 8, 1996 and resulted in proceeds of approximately $407,000. Phase two occurred on May 28, 1996 and resulted in proceeds of $820,000. Phase three occurred on September 17, 1996 and resulted in proceeds of $654,000.

     West Coast used the $2.5 million from the sale of Sunwest stock and $.6 million from the sale of B&PB stock to redeem the $3.1 million of outstanding convertible subordinated debentures on October 15, 1996.

                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (Unaudited)


(2)  RECLASSIFICATIONS

     Certain   reclassifications  have  been  made  in  the  prior  periods financial statements to conform to the presentation in the current periods.

(3)  NET INCOME (LOSS) PER SHARE

     The stock options and 10% convertible subordinated debentures were not included in the net income (loss) per share computations as the effect would have been anti-dilutive because conversion prices exceeded the market price during all periods. Fully diluted earnings (loss) per share equals primary earnings (loss) per share.

(4)  LOANS

     A summary of loans follows:

                                                September 30,    December
31,
     (in thousands)                                  1996         1995
                                                -------------------------
     Real estate mortgage loans                   $52,194     $ 56,959
     Commercial loans not secured by real estate   23,413       20,391
     Personal loans not secured by real estate      2,558        2,023
     Less unearned income, discounts and fees        (294)        (373)
                                                -------------------------
                                                  $77,871     $ 79,000
                                                =========================


(5)  OTHER OPERATING INCOME

     A summary of other operating income follows:

                                     Nine Months Ended Three Months Ended
                                         September 30,      September 30,
     (in thousands)                      1996     1995      1996    1995
                                     ------------------------------------
     Depositor charges                $  442   $ 519      $  138   $ 168
     Gain on sale of B&PB stock          436      12         149       -
     Interest recoveries on
       charged off loans                 320       -         320       -
     Service charges, commissions
      & fees                              42      52          14      15
     Net gain from sales of loans          -     126           -      49
     Other income                         63       8          24       2
                                     ------------------------------------
                                      $1,303   $ 717      $  645   $ 234
                                     ====================================

                    WEST COAST BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (Unaudited)


(6)  OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:

                                             Nine              Three
                                         Months Ended        Months Ended
                                         September 30,       September 30,
     (in thousands)                      1996     1995       1996   1995
                                      -----------------------------------
     Salaries and employee benefits    $2,627   $3,048    $  838  $  960
     Occupancy                            689      717       229     142
     Depreciation and amortization        390      486       109     187
     Professional services                330      273        89      85
     Data processing                      312      294       110      94
     Customer service                     275      256        88      88
     Net cost of operation of REO         206      187        53      20
     Regulatory fees and assessments      157      279        64      87
     Advertising and promotion            150       77        50      30
     Stationary and supplies               91       88        29      32
     Printing & postage                    90       84        27      26
     Insurance                             75      108        25      36
     Telephone and telefax                 52       53        15      13
     Collection                            46       28        14      28
     Loss from facility lease adjustment    -      155         -     155
     Miscellaneous                        291      295       106     115
                                      -----------------------------------
                                       $5,781   $6,428    $1,846  $2,098
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

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the nine and three month periods ended September 30, 1996 and 1995. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

GENERAL

The Company recorded income of $417,000 or $.05 per share and $603,000 or $.07 per share during the nine and three months ended September 30, 1996 as compared with losses of $666,000 or $.07 per share and $342,000 or $.04 per share during the same respective periods in 1995. The income in 1996 versus losses in 1995 occurred primarily because Sunwest had higher earnings of $954,000.

On February 29, 1996, West Coast Bancorp ("West Coast") and Sunwest Bank ("Sunwest") entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,051,000. On September 13, 1996 the sale closed. West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively. See note 1 of the "Notes to the Consolidated Financial Statements" for additional information on this transaction.

West Coast entered into an agreement with Western on February 29, 1996, which was amended in April 1996, whereby Western acquired all of the remaining 213,384 shares of B&PB common stock at $8.81 per share. See Note 1 of the "Notes to the consolidated financial statements" for additional information on the above transactions.

West Coast used the $2.5 million from the sale of Sunwest stock and $.6 million from sale of B&PB stock to pay the $3.1 million of outstanding convertible subordinated debentures on October 15, 1996.

The Company had total assets, loans and deposits as follows:


                     September 30, December 31, September 30, December 31,
                         1996         1995          1995          1994
(in thousands)      -----------------------------------------------------
Total assets          $ 105,411     $ 113,654    $ 120,570     $ 130,910
Loans                    77,871        79,000       77,758        86,628
Deposits                 90,086       102,662      109,124       119,269

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996



The $25 million reduction in total assets since December 31, 1994 resulted from a $7 million decrease in loans, $7 million decrease in investment securities, $5 million decrease in net assets held for sale and $4 million decrease in cash. The decrease in total liabilities resulted primarily from a $22 million decrease in time certificates of deposits.

RESULTS OF OPERATIONS

GENERAL
Net income increased from the first nine months of 1995 to the first nine months of 1996 primarily because Sunwest had higher earnings of $954,000 in 1996 (this excludes the $3.4 million management fee repayment in 1995). Additional items that resulted in a change in net income included: the parent company recorded a $436,000 gain on sale of its B&PB stock and a gain on discontinued business of $149,000 offset by a $394,000 loss on the sale of Sunwest shares by West Coast and $199,000 of minority interest expense. The year to date loss on sale of Sunwest shares was partially offset by a purchase price adjustment (gain) because Sunwest recorded year to date net income in excess of $500,000. West Coast will record another purchase price adjustment in the fourth quarter of 1996 in the amount of 43.5% of Sunwest's fourth quarter earnings or losses.

NET INTEREST INCOME
Net interest income decreased $156,000 or 3% from the first nine months of 1995 to the same period in 1996 because of reduced loan and investment securities volumes at Sunwest. For the first nine months of 1995 to the first nine months of 1996 average loans at Sunwest decreased by $5 million or 6% and average investment securities decreased by $4 million or 40%. These decreases in net interest income were offset by average time deposits decreasing by $13 million or 34% during the same period. Quarterly average loans have been relatively stable staying in the $75-80 million range since the third quarter of 1995.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the nine and three month periods ended September 30, 1996 and 1995 (dollars in millions):


                                         Nine Months Ended September 30,
                                              1996             1995
                                         Average  Yields/ Average  Yields/
                                         Balance  Rates   Balance  Rates
                                       ----------------------------------
ASSETS
Loans, net of unearned income,
  discounts and fees                    $  76.7   10.67%  $  81.4   10.73%
Investment securities                       6.3    6.13      10.7    6.13
Federal funds sold                         13.0    5.44      15.1    5.83
Interest-bearing deposits
  with financial institutions               3.5    5.84       5.1    6.59
                                       ----------------------------------
Total interest-earning assets              99.5    9.53     112.3    9.44

Allowance for credit losses                (3.6)             (4.3)
Cash and due from banks                     5.8               6.6
Other assets                                7.2               8.8
                                       ----------------------------------
                                        $ 108.9           $ 123.4
                                       ==================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                           $  25.6    5.23%  $  38.7    5.58%
Savings deposits                            5.2    1.99       5.6    1.97
Interest-bearing demand deposits           32.0    1.93      33.6    1.97
Other                                       4.6   13.15       4.1   15.80
                                       ----------------------------------
Total interest-bearing liabilities         67.4    3.96      82.0    4.37

Minority interest                            .3                .-
Demand deposits                            34.5              33.8
Other liabilities                           1.3               1.6
Shareholders' equity                        5.4               6.0
                                       ----------------------------------
                                        $ 108.9           $ 123.4
                                       ==================================
Net interest margin                                5.57%             5.08%
Net yield on interest-earning assets               6.85              6.25




                                                              (Continued)

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996



(Continued)
                                         Three Months Ended September 30,
                                              1996             1995
                                         Average  Yields/ Average  Yields/
                                         Balance  Rates   Balance  Rates
                                       ----------------------------------
ASSETS
Loans, net of unearned income,
  discounts and fees                    $  77.5   10.82%  $  77.6   11.23%
Investment securities                       5.0    6.29       9.7    6.12
Federal funds sold                         11.1    5.47      17.6    5.81
Interest-bearing deposits
  with financial institutions               3.3    5.50       5.3    6.74
                                       ----------------------------------
Total interest-earning assets              96.9    9.79     110.2    9.70

Allowance for credit losses                (3.2)             (3.5)
Cash and due from banks                     5.7               6.6
Other assets                                6.9               8.7
                                       ----------------------------------
                                        $ 106.3           $ 122.0
                                       ==================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                           $  23.1    5.07%  $  35.8    5.77%
Savings deposits                            5.2    1.93       5.1    2.03
Interest-bearing demand deposits           30.8    1.94      35.9    1.99
Other                                       4.2   13.58       4.4   25.65
                                       ----------------------------------
Total interest-bearing liabilities         63.3    3.86      81.2    4.92

Minority interest                            .9                .-
Demand deposits                            35.2              33.5
Other liabilities                           1.5               1.5
Shareholders' equity                        5.4               5.8
                                       ----------------------------------
                                        $ 106.3           $ 122.0
                                       ==================================
Net interest margin                                5.93%             4.78%
Net yield on interest-earning assets               7.27              6.08

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1996 versus 1995 periods are summarized as follows (in thousands):
                      Nine Months Ended            Three Months Ended
                        September 30,                 September 30,
                   ------------------------------------------------------
                    Asset/    Interest           Asset/     Interest
                    Liability Rate               Liability  Rate
                    Changes   Changes   Total    Changes    Changes Total
                   ------------------------------------------------------
Changes in:
  Interest income    $(736)   $(108)  $ (844)     $(196)  $ (105)  $(301)
  Interest expense    (394)    (294)    (688)      (217)    (171)   (388)
                   ------------------------------------------------------
Net interest income  $(342)   $ 186   $ (156)     $  21   $   66   $  87
                   ======================================================

The year to date decline in net interest income resulted primarily from volume declines in average earning assets. The $5 million decline in loans (the highest yielding assets) for the nine months ended September 30, 1996 as compared to the same period in 1995 caused the greatest decrease in net interest income. The decline in loans resulted from the payoff or paydown of substandard loans. The decrease in interest expense was caused by a $13 million decrease in average time deposits for the three and nine months ended September 30, 1996 versus 1995. The decline in average time deposits was the result of allowing out of market area deposits to run off.

For the quarter ended September 30, 1996 versus 1995 net interest income increased despite a $16 million decrease in average assets. This resulted because the decreases in earning assets were in the lower yielding earning assets of fed funds, investment securities and interest-bearing cash. The decrease in interest-bearing liabilities was primarily in time deposits, the highest rate deposit. The net interest margin was also increased by interest bearing liabilities decreasing $5 million greater than interest earning assets because non-interest earning assets decreased by $3 million and non-interest bearing liabilities (demand deposits) increased by $2 million.

Loans on which the accrual of interest had been discontinued at September 30, 1996 and 1995 amounted to $1,973,000 and $2,965,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $60,000 and $126,000 in the third quarters of 1996 and 1995, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 25 and 46 basis points during the third quarters of 1996 and 1995, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1995 except for the changes in nonaccrual loans described above.

For the nine months ended September 30, 1996 versus 1995 the yield on earning assets remained relatively flat, only changing from 9.44% to 9.53%.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996


The rates on interest-bearing liabilities decreased for the nine months ended September 30, 1996 versus 1995 primarily caused by a decrease in rates on time deposits from 4.37% to 3.96%.

NONPERFORMING ASSETS AND PROVISION FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for credit losses during the periods indicated (in thousands):

                                   Nine Months Ended   Three Months Ended
                                      September 30,        September 30,
                                     1996      1995       1996      1995
                                 ----------------------------------------
Allowance for credit losses
  balance at beginning of period   $3,820    $4,649     $3,093    $3,395

Charge-offs                        (1,002)   (2,074)       (11)      (94)
Recoveries                            657       821        337       157
                                 ----------------------------------------
Net charge-offs(recovery)            (345)   (1,253)       326        63

Provision for credit losses          (236)      214       (180)      152

Other adjustments (1)                (115)        -       (115)        -
                                 ----------------------------------------
Allowance for credit losses
  balance at end of period         $3,124    $3,610     $3,124    $3,610
                                 ========================================

(1) Interest collected on charged-off loans had in prior years been recorded as a recovery of principal on charged-off loans. These amounts should have been recorded to other non-interest income. Prior periods were not restated because the recoveries occurred over several years and are not material to any individual year's total loans, charge-offs or recoveries. An offsetting amount is included in other operating income during the current quarter (see note 5).

All the above charge-offs and recoveries were at Sunwest. The provision for credit losses was $450,000 lower during the nine months ended September 30, 1996 than in the same respective period in 1995, reflecting the decreases in net charge-offs and nonperforming loans. Recoveries increased during the quarter ended September 30, 1996 from one individual recovery that totaled $180,000. The negative provision for credit losses in 1996 resulted primarily from reducing the allowance for credit losses in recognition of this recovery.

Management believes that the allowance for credit losses at September 30, 1996 of $3,124,000 or 4.01% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio. No assurance can be given that economic condition which may adversely effect the Company's service area or other circumstances will not be reflected in increased provisions for credit losses in the future.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996



A summary of nonperforming assets follows (dollars in thousands):

                      September 30, December 31,              September 30,
December 31,
                            1996         1995        1995          1994
                        -------------------------------------------------
Nonaccrual loans         $ 1,973     $  4,153      $2,965      $  5,414
Loans 90 days past due
  and still accruing          58           25          54            76
                        -------------------------------------------------
Nonperforming loans        2,031        4,178       3,019         5,490
Real estate owned          3,305        2,637       2,967         4,352
                        -------------------------------------------------
Nonperforming assets     $ 5,336     $  6,815      $5,986      $  9,842
                        =================================================
Nonperforming loans/
 Total loans               2.61%        5.29%       3.88%         6.34%
Nonperforming assets/
 Total assets              5.06         6.00        4.96          7.52
                        =================================================


Nonperforming assets have decreased from $9.8 million at December 31, 1994 to $5.3 million at September 30, 1996. While the levels of nonperforming assets as a percentage of assets have improved since December 31, 1994, they remain high. This was primarily caused by the current economic environment and depressed real estate values in southern California. While significant progress in reducing nonperforming assets has been made, until such time as the current economic environment and real estate values improve, the Company may continue to experience moderately high levels of nonperforming assets and charge-offs.

Restructured loans which were performing substantially in accordance with their modified terms totaled $2,514,000 at September 30, 1996. Restructured loans totaling $1,258,000 were on nonaccrual status at September 30, 1996.

OTHER OPERATING INCOME

Other operating income increased by $586,000 for the nine months ended September 30, 1996 as compared with the same period in 1995. See notes (1) and (5) of the notes to consolidated financial statements. The increase was a result of West Coast recording a $436,000 gain on sale of B&PB stock in 1996 versus a $12,000 gain in 1995. In 1996, Sunwest recognized $320,000 of interest recoveries on loans previously charged-off in prior years. One individual borrower accounted for $206,000 of the recoveries. Gain on sale of loans decreased $126,000 as Sunwest has elected not to sell the guaranteed portion of SBA loans in 1996. The remaining decrease was caused by lower deposit balances.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996


OTHER OPERATING EXPENSES

Other operating expenses have decreased $647,000 from the nine months ended September 30, 1996 to the same period in 1995. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                    Nine Months Ended  Three Months Ended
                                        September 30,      September 30,
                                      1996      1995      1996     1995
                                   --------------------------------------
Other operating expenses            $5,781    $6,428    $1,846    $2,098
Other operating expenses
  (annualized)/average assets        7.08%     6.95%     6.95%     6.88%
Other operating expenses/interest
  and other operating income         68.7%     74.1%     61.2%     72.2%
                                   ======================================

Salaries decreased $421,000 for the nine months ended September 30, 1996 versus the same period in 1995. Salaries decreased at Sunwest by $352,000 for the nine month period as a result of steady reductions in staff, primarily from not replacing employees who leave voluntarily. The remaining salary decrease was at West Coast and resulted from a bonus accrual during 1995 solely for the benefit of John B. Joseph, President and Chairman of West Coast because West Coast completed the sale of Sacramento First and Sunwest achieved a 6.5% leverage ratio. Sunwest incurred a $155,000 loss on facility lease adjustment in 1995 from reclassifying a lease from an operating lease to capital lease during the third quarter of 1995. Regulatory fees and assessments decreased by $122,000 primarily from a rate reduction by the Federal Deposit Insurance Corporation. Depreciation expense decreased $96,000 from assets becoming fully depreciated combined with a historically low amount of asset purchases during the current and prior year. Advertising and promotion increased by $73,000 for the nine months ended September 30, 1996 versus 1995 because of a return to actively advertising Sunwest in the local market. Professional services increased by $57,000 because the internal audit function was outsourced beginning in July 1995.

INCOME TAXES

Due to the sale of Sunwest minority shares, Sunwest is required to file a tax return on a stand-alone basis versus previously being consolidated with the Company's return. The Company and Sunwest did not recognize any significant income tax expense or benefit during the nine or three months ended September 30, 1996 or 1995. Sunwest has approximately $9.9 million of net operating loss carryforwards for which a tax benefit may be recognized in the future. Excluding the Sunwest amounts, the Company has $3.7 million of net operating loss carryforwards for which a tax benefit may be recognized in the future.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996


For all the periods presented a valuation allowance has been recorded to offset the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. Recent earnings trends may allow Sunwest and the Company to recognize a deferred income tax asset and corresponding tax benefit in earnings in 1996. No deferred income tax asset or liability was recognized at September 30, 1996.


LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.


The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale (excluding pledged amounts) and Federal funds sold divided by total assets) was 17% at September 30, 1996 and 19% at December 31, 1995. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's liquidity is limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without the prior consent of the regulatory agencies. During the first nine months of 1996 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries throughout 1996.

West Coast's primary sources of cash during 1996 have been from sales of its B&PB stock and Sunwest stock. During the first nine months of 1996, West Coast received $1.8 million of cash from the sale of its B&PB stock. West Coast sold 35 shares of Sunwest stock for $2.5 million on September 13, 1996. Advances from WCV, Inc. provided approximately $120,000 of cash during the first nine months of 1996 because of refunds received from the California Underground Storage Tank Fund exceeded payments for the restoration of the real estate owned. Additional refunds will be used to pay for current and future amounts due for restoration of the property. At September 30, 1996, West Coast had cash totaling $3,904,000.

                    WEST COAST BANCORP AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1996


West Coast anticipates cash expenditures during 1996 to consist of debt service payments and other operating expenses. West Coast repaid other borrowed funds totaling $185,000 in April 1996, made payments on notes payable to affiliates totaling $150,000 during June 1996 and $365,000 during October 1996. A payment for the subordinated debenture redemption plus interest totaling $3,060,000 was made in October 1996. Payments of deferred directors fees and salaries may occur based on cash availability. West Coast anticipates that other operating expenses will be approximately $70,000 during 1996, of which $50,000 relates to salaries and directors' fees that are currently being deferred.


CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 12.23%, 13.51% and 9.79% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 1996, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively and above the regulatory orders that require Sunwest to maintain a minimum leverage ratio of 6.5%. Sunwest's capital ratios are above amounts necessary for a depository institution to be deemed to be "Well Capitalized." However, because Sunwest is still subject to a written regulatory agreement it can only be deemed "Adequately Capitalized."

A concurrent examination of Sunwest was completed by the FDIC and State Banking Department during the third quarter of 1996. The State Banking Department subsequently notified Sunwest that its Order has been terminated due to continued improvement of the bank. The FDIC has notified Sunwest that its Cease and Desist order will be terminated pending approval of an informal administrative action.

The Company had no material commitments for capital expenditures as of September 30, 1996.

                    WEST COAST BANCORP AND SUBSIDIARIES
                            SEPTEMBER 30, 1996

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

Item 3.   Defaults Upon Senior Securities
---------------------------------------------
NONE

Item 4.   Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
NONE

Item 5.   Other Information
-------------------------------
NONE

Item 6.   Exhibits and Reports on Form 8-K
----------------------------------------------
(a)  Exhibits

    Exhibit 27 - Financial Data Schedule for September 30, 1996

(b)  Reports on Form 8-K

    A report for the partial sale of Sunwest shares was filed on September 30, 1996 reported under Item 2 - Acquisition and Disposition of Assets. West Coast sold 35 existing shares of Sunwest stock and Sunwest issued and sold 15 shares of stock, both on September 13, 1996 and to Western Acquisitions, L.L.C.

    A report was filed on October 29, 1996 under Item 4 - Changes in Registrant's Certifying Accountant. This announced that KPMG Peat Marwick LLP was terminated as the Company's independent accountants and that Arthur Andersen LLP was approved by the Company's board of directors as the new independent accountants on October 22, 1996.

    An amendment to the report filed on October 29, 1996 under Item 4 - Changes in Registrant's Certifying Accountant was filed November 8, 1996. The amendment outlined a disagreement in the application of an accounting principle at the Registrant's Subsidiary in 1995.

                                SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





        /s/John B. Joseph                           November 13, 1996
        -----------------------------------------   ----------------------
        John B. Joseph                              Date
        Chief Executive Officer





        /s/Frank E. Smith                           November 13, 1996
        -----------------------------------------   ----------------------
        Frank E. Smith                              Date
        Chief Financial Officer