Form 10KSB
period 1996-12-31
WEST COAST BANCORP /CA/
filed 1997-03-31
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A
                         Commission File Number: 0-10897

                               WEST COAST BANCORP
                 (Name of Small Business Issuer in Its Charter)

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

                                 (714) 442-9330
                 Issuer's Telephone Number, Including Area Code

           Securities registered under Section 12(b) of the Act: None

                  Securities registered under Section 12(g) of the Act:
                           Common Stock, No Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Total revenues for the most recent fiscal year: $11,030,000.

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,693,000 based upon the last sale price on such date.

      Number of shares of Common Stock of the registrant outstanding as of
                          February 28, 1997: 9,168,942

Transitional Small Business Disclosure Format: YES    NO  X

                       Documents Incorporated by Reference
Part III of this Form 10-KSB is incorporated by reference from registrant's definitive proxy statement which will be filed within 120 days of the fiscal year ended December 31, 1996.


This document contains a total of 65 pages.


                                    Page - 1

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996



                                TABLE OF CONTENTS


                                                                            Page
PART I

    Item 1      Business                                                       3
    Item 2      Properties                                                    20
    Item 3      Legal Proceedings                                             20
    Item 4      Submission of Matters to a Vote of Security Holders           20
    Item 4(A)   Executive officers of the registrant                          20


PART II

    Item 5      Market for Common Equity and Related Stockholder Matters      21
    Item 6      Management's Discussion and Analysis                          22
    Item 7      Financial Statements                                          29
    Item 8      Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        29


PART III

    Item  9     Directors, Executive Officers, Promoters and Control
                   Persons                                                    30
    Item 10     Executive Compensation                                        30
    Item 11     Security Ownership of Certain Beneficial Owners and
                   Management                                                 30
    Item 12     Certain Relationships and Related Transactions                30


PART IV

    Item 13     Exhibits, List and Reports on Form 8-K                        30

                                    Page - 2

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996


                                     PART I

ITEM 1. BUSINESS


     Certain   matters   discussed   in  this  Annual   Report  may   constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "ITEM 1. BUSINESS - Summary of Business Considerations and Other Factors That May Affect Future Results of Operations and/or Stock Price."

GENERAL

     West Coast Bancorp (separately, "West Coast" and, with its subsidiaries on a consolidated basis, the "Company") is a California corporation organized in February 1981 and is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHC Act"). West Coast's primary subsidiary is Sunwest Bank ("Sunwest"). On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., for West Coast to sell 35 outstanding shares of Sunwest common stock owned by West Coast for $2,520,000 and for Sunwest to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.
     West Coast's sale of the 35 outstanding shares of Sunwest's common shares included a purchase price adjustment based on Sunwest's financial performance through December 31, 1996. Based on Sunwest's performance, an additional $493,000 was paid from Western to West Coast in February 1997. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $246,000 during 1996. This occurred because the selling price of Sunwest stock was less than the book value of outstanding shares at September 13, 1996.
     West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB"), as part of the sales proceeds, shares of B&PB common stock equivalent to 14.5% of B&PB's then outstanding common stock and the right to receive a contingent cash payment. The stock was included in Net Assets Held for Sale in the accompanying balance sheet. The B&PB stock was sold during 1995 and 1996. The first contractual due date for the contingent cash payment is in 1998. Sacramento First's operating results were not included in the consolidated financial statements for any of the periods presented in the accompanying financial statements. The only other remaining subsidiary with activity during the periods was WCV Inc. Its activity was limited to the restoration of one remaining property.
     West Coast also currently has six other direct and indirect wholly-owned subsidiaries which are either in the process of liquidation or inactive - West Coast Realty Finance ("West Coast Realty"), North Orange County Bancorp ("North Orange"), which acts as a holding company for WCV, Inc. and Chancellor Financial Services, Inc. ("Chancellor"), Sunwest Leasing Corp. ("Sunwest Leasing"), a wholly-owned subsidiary of Sunwest, and Centennial Beneficial Loan Company ("Centennial Loan").
     The Company had net income of $874,000 or $.10 per share in 1996, as compared with a net loss of $339,000 or $.04 per share in 1995.
     West Coast is subject to a regulatory agreement with the regulatory authorities. See "ITEM 1. - BUSINESS Supervision And Regulation - "West Coast's Regulatory Agreement" and "Termination of Sunwest's Regulatory Orders" and "Note 16 of the Notes to the Consolidated Financial Statements."

SUBSIDIARIES

Sunwest Bank
     Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank founded in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 1996, Sunwest had total consolidated assets of $108,413,000 total consolidated loans and leases of $82,657,000 and total consolidated deposits of $96,003,000. For the year

                                    Page - 3

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

ended December 31, 1996, Sunwest had net income of $1,683,000. Minority shareholders interest reduced the net income to the Company by $510,000.
     Sunwest presently has three banking offices within Orange County, California. The main office is located in Tustin at 535 East First Street. Sunwest's two branch offices are located at 4770 Campus Drive, Newport Beach and 501 South Main Street, Orange.
     Through its network of banking offices, Sunwest emphasizes personalized service combined with services primarily directed to small and medium-sized businesses and professionals. Although Sunwest focuses its marketing of services to businesses and professionals, a wide range of consumer banking services are made available to its customers.
     Sunwest offers a wide range of deposit instruments. These include personal and business checking and savings accounts, including interest bearing negotiable order of withdrawal ("NOW") accounts, Super NOW accounts and money market accounts, time deposits and individual retirement accounts.
     Sunwest also engages in the full complement of lending activities, including commercial, consumer installment and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include secured short-term mini-permanent real estate loans and construction loans. Sunwest originates loans ("SBA Loans") that are guaranteed under the Small Business Investments Act and in the past has sold SBA Loans in the secondary market. Sunwest currently retains SBA Loans in its portfolio.
     Sunwest also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include extended weekday banking, drive-up and walk-up facilities, merchant windows, ACH origination's, on-line banking for business customers, traveler's checks, safe deposit, Mastercard and Visa merchant deposit services, and computer accounting services, which include payroll and escrow accounting services. Sunwest currently does not operate a trust department.

North Orange County Bancorp
     North Orange, a wholly-owned subsidiary of West Coast, acts solely as a holding company for WCV, Inc. and Chancellor. North Orange does not have assets, revenues or earnings that are material to the Company.

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

Centennial Beneficial Loan Company
     Centennial Loan was organized in March 1981 and engaged in limited loan servicing activities. Centennial Loan is inactive and has no assets, revenues and earnings for the periods presented.

COMPETITION

     The banking and financial services business in California generally, and in Sunwest's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Sunwest competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than Sunwest. In order to compete with the other financial services providers, Sunwest principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where Sunwest is unable to accommodate a customer's needs, Sunwest may arrange for those services to be provided by its correspondents. Neither the deposits nor loans of the Bank exceed 1% of

                                    Page - 4

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

all financial services companies located in the market area in which Sunwest operates.


EFFECT OF GOVERNMENTAL POLICIES
AND LEGISLATION

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and its other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in its portfolio comprises the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.
     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.
     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services provider are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on the Company is impossible to predict. See "ITEM 1. BUSINESS - Supervision And Regulation."

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

West Coast
     West Coast, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). West Coast is required to file with the Federal Reserve Board semi-annually and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of West Coast and its subsidiaries.
     The Federal Reserve Board may require that West Coast terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, West Coast must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities. Further, West Coast is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."
     West Coast is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.
     West Coast is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, West Coast, subject to the prior approval of the Federal Reserve Board, may

                                    Page - 5

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by West Coast or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the FRB adopted risk-based capital ratios (on a consolidated basis) that are the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."
     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.
This doctrine has become known as the "source of strength" doctrine.
    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.
    Finally, West Coast is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

Sunwest Bank
    Sunwest Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, Management, liquidity or other aspects of Sunwest's operations are unsatisfactory or that Sunwest or its Management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers. Sunwest is not currently subject to any such actions by the FDIC or the Superintendent. See - "ITEM 1. - BUSINESS - Termination of Sunwest's Regulatory Orders."
     The deposits of Sunwest are insured by the FDIC in the manner and to the extent provided by law. For this protection, Sunwest pays a quarterly statutory assessment. See "ITEM 1. - BUSINESS - Supervision and Regulation Premiums for Deposit Insurance." Although Sunwest is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.
    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Sunwest. State and federal statutes and regulations relate to many aspects of Sunwest operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, Sunwest is required to maintain certain levels of capital. See "ITEM

                                    Page - 6

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

1. BUSINESS - Supervision and Regulation - Capital Standards."

Restrictions on Transfers of Funds to West Coast by Sunwest
    West Coast is a legal entity separate and distinct from the Bank. West Coast's ability to pay cash dividends is limited by state law.
    There are statutory and regulatory limitations on the amount of dividends which may be paid to West Coast by Sunwest. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the bank or by any majority-owned subsidiary of the bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greatest of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year.
     The FDIC and the Superintendent also have authority to prohibit Sunwest from engaging in activities that, in the FDIC's and the Superintendent's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of Sunwest and other factors, that the FDIC and the Superintendent could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Sunwest or West Coast may pay. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.
     West Coast has not received any and does not currently plan on receiving any dividends from Sunwest in 1997. At December 31, 1996, Sunwest had an accumulated deficit, which prohibits it from payment of cash dividends without prior regulatory approval. West Coast is also restricted from charging and collecting management fees from Sunwest pursuant to its regulatory agreement with the Federal Reserve Board.
     Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, West Coast or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate are limited to 10% of Sunwest capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Sunwest capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving West Coast and other controlling persons of Sunwest. Additional restrictions on transactions with affiliates may be imposed on Sunwest under the prompt corrective action provisions of federal law. See "ITEM 1. - BUSINESS - Supervision and Regulation
- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

Capital Standards
     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.
     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of, among other things, (i) common stockholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of: (i) a limited amount of the allowance for possible loan and lease losses; (ii) cumulative perpetual preferred stock; (iii) perpetual

                                    Page - 7

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

preferred stock (and any related surplus); (iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.
     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen Management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.
     In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (ALLL) which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.
     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.
     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     The  following  table  presents the amounts of  regulatory  capital and the
capital  ratios  for  Sunwest,   compared  to  its  minimum  regulatory  capital
requirements as of December 31, 1996:

                                               Minimum
(Dollars in           Actual                   Capital
  thousands)          Amount       Ratio     Requirement
------------------- ------------ ---------- ---------------
Leverage ratio        $11,066      10.27%         4.0%
Tier 1 risk-based
 ratio                 11,066      12.55          4.0
Total risk-based
 ratio                 12,190      13.82          8.0
------------------- ------------ ---------- ---------------

Prompt Corrective Action And Other Enforcement Mechanisms
     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately

                                    Page - 8

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

      "Well capitalized" Total risk-based capital of 10%; Tier 1 risk-based capital of 6% and; Leverage ratio of 5%.

      "Adequately capitalized" Total risk-based capital of 8%; Tier 1 risk-based capital of 4%; and Leverage ratio of 4%.

      "Undercapitalized"
       Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

      "Significantly  undercapitalized"  Total risk-based  capital less than 6%;
       Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

      "Critically undercapitalized"
       Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.
     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the FDIA; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.
     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing

                                    Page - 9

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and (iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.
     Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.
     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "ITEM 1. - BUSINESS - Supervision and Regulation - Potential Enforcement Actions."

Safety And Soundness Standards
     Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fee and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency.
     Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for Management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

Premiums for Deposit Insurance
     The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of The Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or under capitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at

                                   Page - 10

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

least an 8% total risked-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of the three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analysis of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).
     BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

Assessment Rates Effective January 1, 1996*
                         Group A     Group B     Group C
---------------------- ----------- ----------- ------------
Well Capitalized            0           3          17
Adequately
 Capitalized                3          10          24
Undercapitalized           10          24          27
---------------------- ----------- ----------- ------------
*   Assessment figures are expressed in terms of cents per $100 of deposits.

     On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund (SAIF) through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment has been set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. Effective January 1, 1997, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like the Bank, will pay
0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.
     The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

Interstate Banking And Branching
     On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.
     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.
     The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.
     Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company

                                   Page - 11

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

Community Reinvestment Act And Fair Lending Developments
     The Bank is subject to certain  fair  lending  requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.
     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.
     In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.
     In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during the third quarter of 1996, the Bank was rated satisfactory.

Potential Enforcement Actions
     Commercial banking organizations, such as the bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

West Coast's Regulatory Agreement
     Based upon its examination of West Coast as of September 30, 1993, the FRB and West Coast entered into a Written Agreement dated April 11, 1994 (the "Agreement"). The Agreement requires West Coast to: (a) refrain from paying any dividends without the prior written approval of the FRB; (b) refrain from incurring any debt, without the prior written approval of the FRB; (c) within 90 days of the Agreement, submit to the FRB a written plan to service its current debt without incurring additional debt or without reliance on fees or payments from the Banks; (d) refrain from making any cash expenditure in excess of $25,000, individually or in the aggregate, to any individual or entities, without the prior written consent of the FRB; (e) within 30 days of the Agreement, submit to the FRB a written policy addressing intercorporate management fees, service fees and other payments assessed or paid by the Banks;
(f) refrain from assessing or collecting any management or service fee from the Banks without the prior written approval of the FRB; (g) within 10 days of the Agreement, identify an outside director who shall submit a report to the FRB, within 60 days of the Agreement, that fully documents all management and service fees that have been paid by the Banks since January 1, 1992 including a justification of such services provided by West Coast to, or on behalf of the Banks, and explain how they are consistent with all applicable policies of West Coast; (h) refrain from, directly or indirectly, entering into or engaging in any financial transaction with the Banks or any of its other affiliates in any one month in excess of $25,000, without the prior written approval of the FRB;
(i) refrain from entering into, or participating in any manner, in any financial transaction with any of West Coast's or the Banks' institution affiliated parties or their related interests ("insiders") in excess of $25,000 without the prior written consent of the FRB; (j) within 90 days of the Agreement, submit to the FRB a written statement concerning the steps that the Board of Directors proposes to take to improve the

                                   Page - 12

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

condition of the Company and the Banks; (k) refrain from, directly or indirectly, increasing the salaries or fees of, or pay any bonus to, or make any other payment to, any insiders of the Company or the Banks; (l) notify the FRB at least 30 days before adding or replacing any director or senior executive officer of West Coast; and (m) within 45 days of the end of each calendar quarter following the date of the Agreement, provide various progress reports to the FRB.
     Based upon its examination of West Coast as of September 30, 1996, the FRB concluded that West Coast was in substantial compliance with the Agreement.

Termination of Sunwest's Regulatory Orders
     A concurrent examination of Sunwest was completed by the FDIC and State Banking Department during the third quarter of 1996. The FDIC and State Banking Department subsequently notified Sunwest that their Orders were terminated due to continued improvements of the Bank's financial condition. As evidence of its commitment to continued improvement, however, the Bank's Board of Director passed a resolution to retain satisfactory management; maintain a Tier 1 capital to total asset ratio of at least 7.0 percent; reduce assets adversely classified during the July 29, 1996 exam to $9.1 million or less at December 31, 1996, to $7.5 million or less by June 30, 1997 and $6.0 million or less by December 31, 1997; and furnish a quarterly written progress report to the FDIC Regional Director. At December 31, 1996, Sunwest had $7.7 million of adversely classified loans from the July 29, 1996 exam.

Current Accounting Pronouncements
     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. During 1996 Management elected to abandon a facility lease when the lease cancellation clause becomes available April 1, 1997. A valuation allowance for long-lived leasehold improvements of $276,000 was established as required under SFAS 121.
     The Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights" during 1996. SFAS 122 had no material impact on the Company's operations.
     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which permits either adoption of the new standard's principles for recording the estimated value of stock-based compensation over the
applicable  vesting  period,  or  permits  continued   application  of  existing
accounting standards, with disclosure of any unrecorded cost under the new standard and the related effect on earnings per share. The Company adopted SFAS 123 in 1996, and elected to adopt the disclosure provisions of the new standard only. As the Company issued no stock-based compensation in 1996 and 1995 adoption of this standard had no effect on the Company's financial position or disclosures for the years ended December 31, 1996 and 1995.
     In 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which superseded SFAS 122. SFAS 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management does not expect adoption of SFAS 125 to have a material impact on the Company's operations.


EMPLOYEES

     At December 31, 1996, West Coast and its subsidiaries employed 73 persons of which 71 were full time. West Coast and its subsidiaries believe that their employee relations are satisfactory.

                                   Page - 13

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996


SELECTED STATISTICAL INFORMATION

     The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company. The tables and data should be read in conjunction with the other financial information appearing elsewhere in this report.
     For the tables of "Average Balance Sheet and Analysis of Net Interest Earnings" and "Rate and Volume Variance Analysis" see "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operation - Net Interest Income."

Investment Securities
     Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at market value. The following tables show the book value of the Company's investment securities as of December 31:

                               Held to maturity       Available for sale
(dollars in thousands)         1996        1995        1996        1995
--------------------------------------------------------------------------------
U.S. government agencies
   and corporations           $2,607      $5,574      $2,680      $ --
--------------------------------------------------------------------------------
Total                         $2,607      $5,574      $2,680      $ --
================================================================================

     The following table discloses the maturity dates and average yields of the investment securities at December 31, 1996:

                                      Due After One   Due After Five
                        Due Within   Year But Within Years But Within  Due After
                         One Year      Five Years      Ten Years       Ten Years
--------------------------------------------------------------------------------
(dollars in thousands) Amount Yield   Amount Yield   Amount Yield   Amount Yield
--------------------------------------------------------------------------------
Held to maturity
U.S. government agencies
   and corporations      $--   . -%   $2,607   7.02%   $--   . -%   $--     . -%
--------------------------------------------------------------------------------
                         $--   . -%   $2,607   7.02%   $--   . -%   $--     . -%
================================================================================
Available for sale
U.S. government agencies
   and corporations      $--   . -%   $1,966   5.29%   $--   . -%   $714   8.38%
-------------------------------------------------------------------------------
                         $--   . -%   $1,966   5.29%   $--   . -%   $714   8.38%
================================================================================

Interest Bearing Deposits With Financial Institutions
     Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance. At December 31, 1996 all interest bearing deposits with financial institutions mature in one year or less.

                                   Page - 14

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Loans by Type
     The following table sets forth loans by type as of December 31. The Company had no foreign loans during the periods reported.

(dollars in thousands)             1996          1995
----------------------------- ------------- ---------------
Commercial                      $  25,300     $  28,479
Real Estate - Mortgage             54,938        47,379
Installment loans                   2,728         3,515
Unearned income, discounts
 and fees                            (309)         (373)
----------------------------- ------------- ---------------
Total                           $  82,657     $  79,000
----------------------------- ------------- ---------------

     The Company had no Real Estate - Construction loans at December 31, 1996 or 1995. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Mortgage loans are secured by deeds of trust on the underlying properties and may be guaranteed by the principal borrowers. Installment loans to individuals may be unsecured or secured by various types of assets including automobiles, trust deeds, recreational vehicles or other personal property.
     The Company primarily funds loans based on the creditworthiness of the borrower and supported by a minimum of two identified sources of repayment. Advance rates on collateral provided in support of the sources of repayment generally do not exceed 60% to 80% of collateral value.
     Sunwest was the only subsidiary that had loans for all the periods presented. Commercial loans decreased because of low loan demand, stringent underwriting standards and planned disengagement from problem and potential problem credits. Real Estate - Mortgage loans have increased because of an emphasis on originating this type of loan during 1996. Installment loans decreased in 1996 because Sunwest has not been emphasizing this product.
     Real estate mortgage and construction lending contains potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market areas, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in Orange County and the surrounding Counties even if real estate values elsewhere in California generally remained stable or increased.
     The risks in the Company's loan portfolio stem from the individual credits that are contained therein and the diversification among the credits. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower interest rate is less risky than one with a higher rate; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 1996, the Company had no significant loan concentrations other than those listed above.

Rate Sensitivity
     Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.

                                   Page - 15

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

     The following table sets forth the maturities for commercial loans at December 31, 1996. These loans comprised 31% of the gross loan portfolio and are classified according to changes in interest rates. The Company did not have any real estate construction loans.

                                                  Maturing

                                      Within     After One
                                       One        Year But    After
                                      Year or      Within     Five
(in thousands)                         Less      Five Years   Years       Total
--------------------------------------------------------------------------------
Commercial                          $ 12,266    $ 10,578    $  2,456    $ 25,300
--------------------------------------------------------------------------------
Loans included above with:
Fixed rates                         $    887    $  1,262    $     23    $  2,172
Variable rates                        11,379       9,316       2,433      23,128
--------------------------------------------------------------------------------
Total                               $ 12,266    $ 10,578    $  2,456    $ 25,300
================================================================================

Allowance for Possible Credit Losses
     The following table discloses the activity in the allowance for possible credit losses for the years ended December 31:

(dollars in thousands)                    1996       1995
-------------------------------------- ---------- ---------
Allowance for possible credit losses
 at beginning of period                $  3,820   $  4,649
Charge-offs:
 Commercial                                (512)      (985)
 Real estate-mortgage                      (513)    (1,049)
 Installment loans to individuals           (47)      (119)
 Direct lease financing                       -         (3)
-------------------------------------- ---------- ---------
Total Charge-offs                        (1,072)    (2,156)
-------------------------------------- ---------- ---------
Recoveries:
 Commercial                                 745        773
 Real estate - construction                   -          2
 Real estate - mortgage                      30         75
 Installment loans to individuals            94         60
 Direct lease financing                       7         28
-------------------------------------- ---------- ---------
Total Recoveries                            876        938
-------------------------------------- ---------- ---------
Net charge-offs                            (196)    (1,218)
Additions (reductions) charged to
 operations                                (668)       389
Other adjustment (1)                       (108)         -
-------------------------------------- ---------- ---------
Balance at end of period               $  2,848   $  3,820
-------------------------------------- ---------- ---------

Allowance for possible credit losses as a percentage of:
 Average loans                             3.69%      4.77%
 Loans at end of period                    3.45       4.84
 Loans on nonaccrual and 90 days
  past due                               295.48      91.43
Net charge-offs as a percentage of:
 Average loans                              .25       1.52
-------------------------------------- ---------- ---------
(1)  Reclassification of previous recoveries.

     The allowance for possible credit losses is established by a provision for possible credit losses charged against current period income. Loan and lease losses are charged against the allowance when, in Management's judgment, the loan or lease is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that Management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. Management's evaluation takes into consideration several factors, including economic conditions and their effects on particular industries and specific borrowers, borrowers' financial data, regulatory examinations and requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. The allowance  is  available  for all  possible  credit  losses.  The  amount of the allowance is determined by establishing specific allocations, general allocations and supplemental allocations. Specific allocations are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. - BUSINESS - Selected Statistical Information - Classified Loans"). The general allocations are determined based upon quantitative historical loss experience of loans classified as "substandard" and "special mention" as well as certain categories of loans. The supplemental allocations are additional reserves that are based on economic conditions, trends in delinquency, restructured and nonperforming loans, and are otherwise deemed necessary and prudent by Management. Management believes that the allowance for possible credit losses of $2,848,000, constituting approximately 3.45% of loans outstanding at December 31, 1996, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for possible credit losses and net charge-offs, see "ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operations."

     The Company established an allowance for possible credit losses at December 31, 1996 and 1995 for each category as set forth below. The allowance includes allocations for specific loans as well as general and supplemental allocations for each category.

                                   Page - 16

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

(dollars in thousands)                  1996
-------------------------- --------------------------------
                                          Percent of Loan
                                            Category to
                             Allowance      Total Loans
-------------------------- -------------- -----------------
Commercial                 $      427            30.5%
Real estate mortgage            2,237            66.2
Installment loans                 184             3.3
-------------------------- -------------- -----------------
Total                      $    2,848           100.0%
-------------------------- -------------- -----------------


(dollars in thousands)                  1995
-------------------------- --------------------------------
                                          Percent of Loan
                                            Category to
                             Allowance      Total Loans
-------------------------- -------------- -----------------
Commercial                 $      974            35.9%
Real estate mortgage            2,691            59.7
Installment loans                 155             4.4
-------------------------- -------------- -----------------
Total                      $    3,820           100.0%
-------------------------- -------------- -----------------

Nonperforming Loans
     Loans for which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest on such loans is discontinued when reasonable doubt exists as to the full and timely collection of either principal or interest or generally when a loan becomes contractually 90 days past due with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due 90 days which, in Management's judgment, are considered to be fully collectible. Restructured loans are those on which the terms have been modified in favor of the borrower as a result of the borrower's inability to meet the original terms.

     The following table summarizes loans which were on nonaccrual, loans 90 days or more past due and still accruing interest and restructured loans as of December 31:

(dollars in thousands)                   1996       1995
------------------------------------- ---------- ----------
Nonaccrual loans                      $    931   $  4,153
90 days past due loans and still
 accruing                                   43         25
Restructured loans                       3,116      2,536
Loans on nonaccrual and 90 days
 past due/total loans                     1.18%      5.29%
Loans on nonaccrual and 90 days
 past due/total assets                    0.89       3.68
------------------------------------- ---------- ----------

     The changes in the levels of nonperforming loans during 1996 and 1995 are discussed under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations - Nonperforming Assets."
     At December 31, 1996 the Company had only four loans on nonaccrual status. Two loans totaling $622,000 were primarily secured by real estate with one of these loans totaling $476,000 being previously restructured. The remaining two loans with a balance of $309,000 at December 31, 1996, were secured by receivables, equipment or inventory with one of these loans totaling $101,000 being previously restructured.
     As of December 31, 1996, the Company had no accrued interest on loans on nonaccrual status. If loans on nonaccrual at December 31, 1996 and 1995 had performed in accordance with original terms, interest income of the Company would have increased by $66,000 and $326,000, respectively. Under the original terms of the restructured loans, interest earned would have totaled $394,000 and $305,000 for the years ended December 31, 1996 and 1995. Under the restructured terms of the loans, interest income recorded amounted to $304,000 and $249,000 in 1996 and 1995, respectively.
     All restructured loans shown in the chart above were in compliance with their modified terms.

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

                                   Page - 17

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

     The following presents loans classified as substandard, doubtful and special mention at December 31:

(in thousands)                      1996          1995
------------------------------- ------------ --------------
Substandard                     $    6,513   $    14,355
Doubtful                                14           226
------------------------------- ------------ --------------
Total                           $    6,527   $    14,581
------------------------------- ------------ --------------
Special mention                 $    6,479   $     7,465
------------------------------- ------------ --------------

     There were no loans classified as loss for any of the periods presented. Except for the loans classified as substandard or doubtful, Management is not aware of any loans at December 31, 1996 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for possible credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

Real Estate Owned
     Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

(dollars in thousands)               1996          1995
-------------------------------- ------------ -------------
Gross real estate owned          $    1,692   $     3,229
Valuation allowance                     449           592
-------------------------------- ------------ -------------
Net real estate owned            $    1,243   $     2,637
-------------------------------- ------------ -------------
Percent of assets                       1.1%          2.3%
-------------------------------- ------------ -------------

     Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is initially recorded at fair value at the time of foreclosure, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.
     Once real estate is acquired and periodically thereafter, Management obtains a valuation of the real estate and a valuation allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance and such agencies may require the Company to recognize additions to the valuation allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net cost of operation of other real estate owned totaled $272,000 during 1996, representing 2.4% of the Company's total income for that year, as compared with $296,000 or 2.5% of total income for 1995.

Deposits
     The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

(dollars in thousands)                   1996
--------------------------- -------------------------------
                               Average         Interest
                               Balance           Rate
--------------------------- --------------- ---------------
Noninterest bearing
 demand deposits            $    34,558             . -%
Interest bearing demand
 deposits                        31,499            1.92
Savings deposits                  5,108            1.98
Time deposits                    25,628            5.24
--------------------------- --------------- ---------------
Total                       $    96,793            2.12%
--------------------------- --------------- ---------------

(dollars in thousands)                   1995
--------------------------- -------------------------------
                                Average        Interest
                                Balance          Rate
--------------------------- ---------------- --------------
Noninterest bearing
 demand deposits            $    34,042              . -%
Interest bearing demand
  deposits                       33,376             1.98
Savings deposits                  5,486             1.95
Time deposits                    36,976             5.62
--------------------------- ---------------- --------------
Total                       $   109,880             2.59%
--------------------------- ---------------- --------------

                                   Page - 18

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

    The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 1996 were as follows (dollars in thousands):

                                             Percentage
Maturity                      Amount          of Total
------------------------- ---------------- ----------------
0-3 Months                    $    4,347         4.55%
3-6 Months                         2,075         2.17
6-12 Months                        1,762         1.84
Over 12 Months                       788         0.83
------------------------- ---------------- ----------------
Total                         $    8,972         9.39%
------------------------- ---------------- ----------------

     Generally, the holders of these deposits are highly sensitive to changes in interest rates thereby increasing the competition for such deposits as well as the interest rates paid thereon.

Selected Financial Ratios
     The following table sets forth the ratios of net income (loss) to average total assets and to average shareholders' equity for the years ended December 31, as indicated. In addition, the ratios of average shareholders' equity to average total assets are presented. West Coast has not declared or paid any cash dividends during the periods presented.

                                        1996       1995
------------------------------------ ----------- ----------
Ratio of net income (loss) to:
 Average total assets                    0.80%     (0.28)%
 Average shareholders' equity           15.96      (5.71)
Ratio of average shareholders'
 equity to average total assets          5.04       4.88
------------------------------------ ----------- ----------

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

     Discussions of certain matters contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Reform Act and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

Economic Conditions and Geographic Concentration.
     The Company's operations are located in Southern California and concentrated primarily in the area known as Orange County. As a result of the geographic concentration, the Company's results depend largely upon economic conditions in this area, which has been relatively volatile over the last several years. While the Southern California and Orange County economies recently have exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

Interest Rates
     The Company anticipates that interest rate levels will remain generally constant in 1997, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

Government Regulation and Monetary Policy
     The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

Competition
     The banking and financial services business in the Company's market areas are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

                                   Page - 19

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Credit Quality
     A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that Management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results.

Other Risks
     From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Securities and Exchange Commission.


ITEM 2.       PROPERTIES

     Sunwest occupies its offices under long-term leases expiring at various dates through 2003. The Company's total occupancy expense for the year ended December 31, 1996 and 1995 were approximately $984,000 and $982,000, respectively. For additional information concerning properties, see "Notes 6, 12 and 15 of the Notes to the Consolidated Financial Statements appearing elsewhere in this report.


ITEM 3.       LEGAL PROCEEDINGS

     In 1992, WCV, Inc. was named a "responsible party" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). In 1996 and 1995, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. WCV, Inc. expects that future cleanup costs will total $50,000 and that these costs will qualify as "eligible" costs and be reimbursed by USTF. The cost to remediate the Property has been tentatively estimated at $910,000 of which $860,000 has been incurred through December 31, 1996. The USTF limits the reimbursement per site to $1 million. WCV, Inc. has been reimbursed $690,000 through December 31, 1996.
    In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1996.


ITEM 4(A)     EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 4, 1997, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

John B. Joseph, Age 58
     Chairman of the Board, President and Chief Executive Officer, West Coast; Chairman of the Board and President, North Orange, WCV, Inc., West Coast Realty and Centennial Loan; Co-Chairman of the Board, Sunwest; Chairman of the Board, Sunwest Leasing, North Orange; Chairman of the Board and CEO, Chancellor.
     John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of West Coast. He has been Chairman of the Board of Directors of West Coast since its inception in 1981, President since April 1993 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of West Coast from April 1987 to April 1991; Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), since February 1987; Senior Executive Vice President and Secretary of CGI from July 1987 to July 1993; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast. Mr. Joseph has held, over the past five years up until July 1993 various positions in the subsidiaries of CGI.

                                   Page - 20

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Ronald R. White, Age 50
     Vice Chairman of the Board of Directors and Executive Vice President, West Coast, West Coast Realty, Centennial Loan; Director, WCV, Inc., North Orange, Sunwest Leasing and Chancellor; Co-Chairman of the Board, Sunwest.
     Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of West Coast. Mr. White has served in these capacities since April 1987. Mr. White also serves, or has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI since February 1987; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast and CGI.

Frank E. Smith, Age 46
     Senior Vice President, Chief Financial Officer and Secretary, West Coast, West Coast Realty; Senior Vice President, Chief Financial Officer, Secretary and Treasurer, Sunwest; Vice President, Secretary and Chief Financial Officer, Sunwest Leasing and North Orange; Senior Vice President, Treasurer and Secretary, Centennial Loan; Treasurer and Secretary, Chancellor; Treasurer, WCV, Inc.
     Frank E. Smith has served as Senior Vice President, Chief Financial Officer and Secretary of West Coast since September 1987 and as Senior Vice President and Chief Financial Officer of Sunwest since February 1993.

James G. LeSieur, Age 55
     Director,  President  and Chief  Executive  Officer,  Sunwest  and  Sunwest
Leasing.
     James G. LeSieur has serves as President and Chief Executive Officer of Sunwest. Mr. LeSieur joined Sunwest in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer.


                                     PART II

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Securities Market Information
     West Coast's common stock currently trades over the counter under the symbol WCBC. The following table sets forth, for the calendar quarters indicated, the range of high and low bid or sale prices for the common stock as received from over the counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                           1996                1995
                      High      Low       High      Low
------------------- --------- --------- --------- ---------
First Quarter       $   .53   $   .12   $   .28    $.25
Second Quarter          .50       .28       .31     .18
Third Quarter           .50       .33       .31     .21
Fourth Quarter          .66       .50       .50     .12


Holders of Record
     As of February 28, 1997, there were approximately 3,400 holders of record of West Coast's common stock.

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

                                   Page - 21

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following presents Management's discussion and analysis of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the years ended December 31, 1996 and 1995. West Coast`s primary subsidiary is its majority owned subsidiary Sunwest Bank ("Sunwest"), This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.
     Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "ITEM 1. BUSINESS - Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."


GENERAL

     The Company posted net income of $874,000 or $.10 per share in 1996 versus a net loss of $339,000 or $.04 per share in 1995. The net income resulted from improved asset quality reflecting reductions in the provision for possible credit losses, reduced noninterest expenses, an increase in noninterest income from recoveries of nonaccrual interest from prior years and a gain on sale of B&PB stock and a recognition of a deferred tax benefit.
     On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., for West Coast to sell 35 outstanding shares of Sunwest common stock owned by West Coast for $2,520,000 and for Sunwest to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.
     West Coast's sale of the 35 outstanding shares of Sunwest's common shares included a purchase price adjustment based on Sunwest's financial performance through December 31, 1996. Based on Sunwest's performance, an additional $493,000 was paid from Western to West Coast in February 1997. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $246,000 during 1996. This occurred because the selling price of Sunwest stock was less than the book value of outstanding shares at September 13, 1996.
     West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB"), as part of the sales proceeds, shares of B&PB common stock equivalent to 14.5% of B&PB's then outstanding common stock and the right to receive a contingent cash payment. The stock was included in Net Assets Held for Sale in the accompanying balance sheet. The B&PB stock was sold during 1995 and 1996. The first contractual due date for the contingent cash payment is in 1998. Sacramento First's operating results were not included in the consolidated financial statements for any of the periods presented in the accompanying financial statements. The only other remaining subsidiary with activity during the periods was WCV Inc. Its activity was limited to the restoration of one remaining property.

     The Company had total assets, loans and deposits as of December 31 as follows:

(in millions)                      1996           1995
----------------------------- ------------ ----------------
Total assets                  $      109   $      114
Total loans and leases                83           79
Total deposits                        96          103
----------------------------- ------------ ----------------

     The 1996 deposit reductions resulted primarily from the intentional runoff of higher cost time certificates of deposit at Sunwest. Loans increased in 1996 due to improved loan demand during 1996.

RESULTS OF OPERATIONS

General
     The Company had net income in 1996 versus a loss in 1995 because of a $668,000 negative provision for credit losses in 1996 (due to a significant improvement in asset quality), a $846,000 decrease in noninterest expenses (primarily from a $514,000 decrease in salaries and benefits), a $578,000 increase in noninterest income (resulting from interest recoveries on charged-off loans and a gain on sales of B&PB stock) and a $870,000 deferred tax benefit recorded in 1996. These items were offset partially by decreases in income from a $814,000 expected loss on abandonment of a facility lease, $510,000 of minority interest expense and a decrease in the gain on liquidation of WCV, Inc. of $480,000.

                                   Page - 22

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

     The 1995 loss resulted primarily from the high percentage of nonperforming assets, high debt service at West Coast and high operating costs.

Net Interest Income
     The decline in net interest income in 1996 and 1995 resulted primarily from lower interest earning asset volumes. Average interest earning assets decreased by $11 million from 1995 to 1996 and by $78 million from 1994 to 1995.
     In 1996, the net interest margin (yield on earning assets less the rate paid on interest bearing liabilities) and the net yield on interest earning assets (net interest income divided by average earning assets) both increased. This occurred because the Company was able to increase its yield on earning assets slightly while reducing its rate on interest bearing liabilities.
     The yield on earning assets increased from 1995 to 1996 because the ratio of loans (the highest yielding earning asset) increased as a percentage of total earning assets from 72% in 1995 to 78% in 1996. Market rates for loans decreased slightly in 1996 with the "prime" rate decreasing in February from 8.50% to 8.25%. In 1995 prime was slightly higher, remaining in the 8.50% to 9.00% range for the entire year. The yield on loans decreased by only 13 basis points because average nonaccrual loans decreased from $4.6 million in 1995 to $2.6 million in 1996. The yield on investment securities remained relatively unchanged while the yield on Federal funds sold and interest bearing deposits decreased from general market rate declines. The decrease in average investments was caused primarily by Management's decision to reduce the amount of nationally gathered time deposits from its Money Desk operation.
     Total interest income declined in 1995 as a result of lower earning asset volumes partially offset by more favorable rates. The decrease in average loans as a percentage of average interest earning assets from 80% in 1994 to 72% in 1995 also exerted downward pressure on interest income for that period.
     The average rates earned on interest earning assets increased by 94 basis points from 1994 to 1995, primarily because of changes in market rates of interest. The prime rate was at 6% in early March 1994 and then increased to 9% by February 1995 until falling back to 8.5% in December 1995.
     Interest expense declined in 1996 and 1995 primarily from lower interest bearing deposit volumes. In 1996 lower rates also contributed to the decline. Average interest bearing liabilities decreased by $14 million from 1995 to 1996 and by $63 million from 1994 to 1995. The volume declines from 1995 to 1996 was primarily from the intentional reduction in the highest cost time deposits that are gathered through national market sources. From 1994 to 1995 average interest bearing deposits declines were primarily a result of customers leaving Sunwest due to its financial condition. Interest bearing deposits are expected to increase due to an improvement in Sunwest's financial condition.
     The average rates paid on interest bearing liabilities decreased by 45 basis points from 1995 to 1996 and increased by 104 basis points from 1994 to 1995.
     Rates on interest bearing liabilities were lower in 1996 because average time deposits as a percentage of average interest bearing liabilities decreased from 46% in 1995 to 39% in 1996. The 38 basis points decrease in time deposit rates was partially due to Management's intentional reduction in the highest cost time deposits and partially from the general market rate declines. Rates on interest bearing liabilities were higher in 1995 partially because of a lawsuit settlement with a former director which included recognition of past interest. During the quarter ended December 31, 1996 the average rate on interest bearing liabilities decreased to 3.72% primarily from payment of the convertible subordinated debentures in October 1996.
     Loans on which the accrual of interest had been discontinued at December 31, 1996 and 1995 amounted to $931,000 and $4,153,000, respectively. If these loans had been current throughout their terms, net interest income would have increased approximately $66,000 and $326,000 in 1996 and 1995, respectively. This would have raised both the net yield on interest earning assets and the net interest margin by .07% in 1996 and .39% in 1995, respectively.

                                   Page - 23

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Average Balance Sheets and Analyses of Net Interest Earnings
     Information concerning average interest earning assets and interest bearing liabilities, along with the interest earned or paid thereon and the average interest rates earned and paid thereon, is set forth in the following table for the years ended December 31. Averages for Sunwest, the assets of which constitute 99% of the Company's earning assets, were computed based on daily balances. Averages for the remaining entities are based on daily averages for 1996 and monthly averages for 1995. The Company had no income or yield earned on tax exempt securities during any of the periods presented.

(dollars in thousands)                1996                       1995
--------------------------------------------------------------------------------
                            Average           Average  Average           Average
                            Balance  Interest  Rates   Balance  Interest  Rates
--------------------------------------------------------------------------------
Assets
Loans,  net  of  unearned  loan  fees &
  discounts (1)             $ 77,244  $ 8,226  10.65%  $ 80,153  $ 8,648  10.79%
Investment securities          5,957      367   6.16     10,196      623   6.11
Federal funds sold            13,123      714   5.44     15,272      893   5.85
Interest bearing deposits
  with banks                   3,224      187   5.80      4,994      330   6.61
--------------------------------------------------------------------------------
Interest earning assets       99,548    9,494   9.54    110,615   10,494   9.49

Allowance for possible credit
  losses                      (3,510)                    (4,175)
Cash and due from banks        5,886                      6,470
Other assets                   6,782                      8,638
--------------------------------------------------------------------------------
Total assets                $108,706                   $121,548
================================================================================


Liabilities and Shareholders' Equity
Time deposits               $ 25,628  $ 1,342   5.24%  $ 36,976  $ 2,077   5.62%
Interest bearing demand
  deposits                    31,499      606   1.92     33,376      661   1.98
Savings deposits               5,108      101   1.98      5,486      107   1.95
Notes Payable to affiliates      584       45   7.71        815       68   8.34
Other debt (2)                   817      197  24.11        391      222  56.78
Convertible subordinated
  debentures                   2,391      284  11.88      3,035      352  11.60
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                 66,027    2,575   3.90     80,079    3,487   4.35

Demand deposits               34,558                     34,042
Other liabilities              1,289                      1,491
Minority Interest              1,356                         --
Shareholders' equity           5,476                      5,936
--------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                   $108,706                   $121,548
================================================================================
Net interest income                   $ 6,919                    $ 7,007
Net interest margin                             5.64%                      5.13%
Net yield on interest earning assets            6.95                       6.33
--------------------------------------------------------------------------------

(1) Interest income includes loan fees of $107,000 and $197,000 for the years ended December 31, 1996 and 1995 respectively. Loans, net of unearned loan fees and discounts, includes loans placed on nonaccrual.

(2) Other debt includes a capital lease, senior debt on real estate owned, notes payable to an unaffiliated party and short-term debt owed to a former officer of West Coast.

                                   Page - 24

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Rate and Volume Variance Analyses
     The following schedule analyzes the rate and volume changes in net interest income for the years ended December 31. The variances attributable to simultaneous volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.

                                  1996 vs. 1995             1995 vs. 1994
                                  -------------             -------------
(dollars in thousands)        Volume  Rate   Total    Volume   Rate     Total
--------------------------------------------------------------------------------
Interest Income:
Loans and leases               $(311) $(111) $  (422) $(7,451) $ 1,619  $(5,832)
Investment securities           (261)     5     (256)    (150)     102      (48)
Federal funds sold              (120)   (59)    (179)    (274)     347       73
Interest bearing deposits
 with banks                     (106)   (37)    (143)      60      107      167
--------------------------------------------------------------------------------
Total                           (798)  (202)  (1,000)  (7,815)   2,175   (5,640)

Interest Expense:
Time deposits                   (602)  (133)    (735)  (1,375)     798     (577)
Interest bearing demand
 deposits                        (36)   (19)     (55)    (610)    (119)    (729)
Savings deposits                  (7)     1       (6)     (77)     (17)     (94)
Notes payable to affiliates      (18)    (5)     (23)      23        7       30
Other debt                        66   (159)     (93)    (114)     236      122
--------------------------------------------------------------------------------
Total                           (597)  (315)    (912)  (2,153)     905   (1,248)
--------------------------------------------------------------------------------
Net change in net interest
 income                        $(201) $ 113  $   (88) $(5,662) $ 1,270  $(4,392)
--------------------------------------------------------------------------------

Provision for Possible Credit Losses
     For the tables showing the Company's "Allowance for possible credit losses, net charge-offs and provision for possible credit losses": See "ITEM 1 - BUSINESS - SELECTED STATISTICAL INFORMATION - Allowance for possible credit losses."
     The Company had a credit provision for possible credit losses in 1996 due to improvements in the Company's loan portfolio and recoveries of loan losses from prior years. Total loans classified substandard and doubtful decreased from $14.6 million at December 31, 1995 to $6.5 million at December 31, 1996.
     Management has maintained the Company's allowance for possible credit losses as a percentage of loans at a level substantially higher than industry averages, which reflects the result of a comprehensive risk assessment system to identify and quantify risk in the portfolio. Management believes that the allowance for possible credit losses at December 31, 1996 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 SELECTED STATISTICAL INFORMATION - Classified loans" for a summary of classified loans.
     The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company. Future reversals of the allowance for possible credit losses are not anticipated unless recoveries remain at high levels or the underlying conditions of various classified loans improve. The high provisions for possible credit losses experienced prior to 1996 are not anticipated unless current economic conditions deteriorate.

Charge-offs
     All charge-offs and recoveries were located at Sunwest. The decrease is a result of Management's ongoing efforts to reduce the classified assets in its portfolio. Gross charge-offs of commercial loans at Sunwest represented 48% of charge-offs in 1996 and 46% in 1995. The level of charge-offs relates primarily to the economy and real estate values stabilizing in southern California. The Company's net charge-offs as a percentage of average loans were .25% in 1996 and 1.52% in 1995.

                                   Page - 25

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Nonperforming Assets
     Nonperforming assets include nonperforming loans and real estate owned. Nonperforming loans include loans for which the accrual of interest has been discontinued and loans that are contractually past due 90 days or more with respect to principal and are still accruing interest. Real estate owned consists of real estate collateral for which the Company has legally taken ownership.
     Nonperforming loans totaled $974,000 and $4,178,000 at December 31, 1996 and 1995, respectively. This amounted to 1.2% and 5.3% of total loans for the same respective periods.
     In 1996, nonperforming loans decreased by $3.2 million primarily because $2.0 million were transferred to real estate owned and $1.1 million were charged off. All loans transferred to nonaccrual status during 1996 were either collected in full, transferred to REO with the REO sold in 1996, or the loan was charged-off.
     Real estate owned totaled $53,000, $1,190,000 and $1,243,000 at December 31, 1996 at West Coast, Sunwest and the Company, respectively. At December 31, 1995, real estate owned totaled $53,000, $2,584,000 and $2,637,000 at West
Coast, Sunwest and the Company, respectively. This represented 1.1%, and 2.3% of the Company's assets at December 31, 1996, and 1995, respectively. Real estate owned at the Company decreased by $1.4 million in 1996 because of $3.2 million of sales and $.4 million of write-downs offset by $2.2 million of transfers from loans and assumptions of senior debt during 1996.
     Nonperforming assets (nonperforming loans and real estate owned combined) totaled $53,000, $2,121,000 and $2,173,000 at December 31, 1996 at West Coast,
Sunwest and the Company, respectively. At December 31, 1995, nonperforming assets totaled $53,000, $6,762,000 and $6,815,000 at West Coast, Sunwest and the Company, respectively. This represented 2.0% and 6.0% of the Company's assets at December 31, 1996 and 1995, respectively.
     Restructured loans which were performing in compliance with their modified terms totaled $3,116,000 and $2,536,000 at December 31, 1996 and 1995.
Restructured loans totaling $577,000 and $2,309,000 were on nonaccrual status at December 31, 1996 and 1995. The decrease in the Company's total restructured loans in 1996 resulted from transferring a loan to real estate owned.

Other Operating Income
     A summary of other operating income by category is presented in NOTE 11 of the Notes to the Consolidated Financial Statements. Other operating income increased to $1,536,000 in 1996 from $958,000 in 1995. Gain on sale of B&PB stock was $424,000 higher in 1996 as West Coast sold all of its remaining B&PB shares. Interest recoveries on charged off loans increased primarily from recoveries on three loans totaling $334,000. Gain on sale of loans were lower in 1996 versus 1995 because Sunwest retained its SBA loans to supplement loan volume. Management currently expects to retain all SBA loans in 1997.

Other Operating Expenses
     Other operating expenses decreased from 1995 to 1996. A summary of the operating expenses is presented in NOTE 12 of the Notes to the Consolidated Financial Statements.

     A summary of other operating expenses follows:

(dollars in thousands)              1996          1995
-------------------------------- ------------ -------------
Other operating expenses         $   7,691    $   8,537
Other operating expenses
 /Interest and other
 operating income                     69.7%        74.5%
Other operating expenses
 /Average assets                       7.1%         7.0%
-------------------------------- ------------ -------------

     Other operating expenses decreased by $846,000 or 10% from 1995 to 1996. Sunwest decreased its other operating expenses by $356,000 or 9% and West Coast decreased its expenses (excluding the management fee repayment to Sunwest in
1995) by $90,000 or 23%. The most significant changes from 1995 to 1996 at Sunwest were salaries decreasing $438,000 because total employees decreased from 89 at the beginning of 1995 to 72 at the end of 1996. Regulatory fees and assessments decreased $162,000 primarily from a reduced Federal deposit insurance assessment rate. The assessment rate will be further reduced in 1997. The loss on facility lease adjustment in 1995 caused $155,000 of the decrease in other operating expenses. Other decreases were primarily offset by a $103,000 increase in advertising.
     Other operating expenses are expected to decrease in 1997 primarily because of decreases in salaries and employee benefits, occupancy, professional services, net cost of real estate owned and regulatory fees. Salaries are expected to decrease because the Company has gradually reduced its full time equivalent employees from 82 at the beginning of 1996, to 72 at year-end 1996 and to 69 by February 28, 1997. Occupancy is expected to decrease from abandoning the Santa Ana facility lease.
     Professional services are expected to decline due to lower accounting and tax fees due a competitive bid process during 1996 which caused a change in accounting firms. The net cost of real estate owned is expected to decline due to fewer properties owned.

                                   Page - 26

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

Minority Interest Expense
     The Company recorded the minority shareholder's 43.5% interest in Sunwest earnings subsequent to the sale date of September 13, 1996. Minority interest expense will continue to represent approximately 43.5% of Sunwest's earnings based on current ownership of Sunwest.

Loss on Abandonment of Santa Ana Facility Lease
     In December 1996, Sunwest's Board of Directors approved the exercise of a buyout clause of a facility lease for premises located in Santa Ana, California. This lease requires three years of rent be paid ($483,000) to exercise the buyout clause. A valuation allowance for the remaining leasehold improvements of $276,000 was established. Moving and related costs were recorded in the expected loss. This lease would have expired in the year 2006. The employees at this location will be moved to available space at the remaining locations. While Management has reviewed various other alternatives including subleasing the building, none of the alternatives have proven more beneficial to the Company.
     As a result of this move, the Company is expected to have an annual savings of $200,000 in occupancy related payments (rent, utilities & repairs), $40,000 in amortization of leasehold improvements and salary reductions from efficiencies obtained by relocating the employees.

Loss on Sale of Sunwest Shares
     West Coast recorded a $246,000 loss on sale of its Sunwest shares because the adjusted selling price of its shares was less than the book value of the shares on September 13, 1996.

Gain on Liquidation of WCV, Inc.
     The Company recorded a gain on the liquidation of WCV, Inc. of $149,000 in 1996 and $629,000 in 1995.
     WCV, Inc. was substantially liquidated in 1993. Remaining activity in 1997 consists of the environmental cleanup and disposition of the sole remaining real estate owned property. The gain in 1996 and 1995 relates to refunds received from the California Underground Storage Tank Cleanup Fund ("USTF") and in 1995 to the reversal of future estimated costs because reimbursement is expected from the USTF. Future costs totaling $50,000 are expected to be reimbursed by the USTF.

Income Taxes
     A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 8 of the Notes to the Consolidated Financial Statements. A tax benefit was recognized in 1996 because of a recognition of a deferred tax asset by reversing part of the valuation allowance for deferred taxes. The valuation allowance was decreased because it was deemed more likely than not that some of the deferred tax asset will be realized as a benefit.

LIQUIDITY

The Company
     Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on loans, increased deposits and temporary borrowings. The Company had loan commitments of $10,498,000 and standby and commercial letters of credit totaling $63,000 at December 31, 1996. The majority of outstanding loan commitments are not expected to be drawn upon.
     All the outstanding loan commitments were at Sunwest. Sunwest manages its liquidity as well as interest rate risk through an asset and liability management committee. The asset and liability management committee obtains estimates from the bank's loan officers of how much of the commitments will ultimately be funded and when. The committee reviews and evaluates these estimates in conjunction with projections of loan and time deposit run-off, other expected deposit fluctuations and investment maturities. The committee uses the projections to assess liquidity and manage asset levels.
     The Company's liquid asset ratio (the sum of cash, investments available for sale and Federal funds sold divided by total assets) was 18% at December 31, 1996 and 19% at December 31, 1995. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.
     The Company's cash and cash equivalents decreased by $4.6 million during 1996. Cash from operating activities increased cash by $1.6 million primarily from $874,000 of net income. Investing activities used $554,000 in cash and cash equivalents which consisted primarily of net loan increases of $6.0 million offset by proceeds from sales of real estate owned of $3.3 million and decreases in investments of $2.2 million. Net cash of $5.6 million was used in financing activities and consisted of a $7.1 million net decrease in deposits and a $3.5 million repayment of subordinated debentures and other borrowed funds. These decreases were offset by increases of $3.6 million from the sale of Sunwest shares and $1.9 million from the sale of B&PB stock.

                                   Page - 27

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

The Parent Company
     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. As a result of the sale of Sunwest shares and B&PB stock, West Coast was able to repay all outstanding 10% debentures and all outstanding notes payable to officers/directors. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.
     During  1996,   West  Coast  did  not  receive  any   dividends   from  its
subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1997.
     West Coast's primary source of cash in 1997 is expected to be the $493,000 purchase price adjustment from the sales of Sunwest shares. This was received in February 1997. At December 31, 1996, West Coast had cash totaling $444,000.
    West Coast paid $120,000 of accrued directors fees in February 1997. These fees were accrued for the period October 1994 through January 1997. Directors fees will now be paid at the rate of $250 per director per meeting attended. West Coast anticipates other cash expenditures during 1997 to consist of debt service payments and other operating expenses. West Coast's projected debt service for 1997 includes quarterly payments on the notes payable of $12,000 each. Principal and interest outstanding under these notes totaled $475,000 at December 31, 1996. Unpaid principal and interest is also due June 30, 1999. West Coast anticipates that other operating expenses will be approximately $86,000 during 1997 excluding a $150,000 salary to the President of West Coast currently being deferred. Prior years' salaries and incentives payable to the President totaled $474,000 at December 31, 1996. These amounts can not be paid without approval by the Federal Reserve Board and are currently being deferred. Funds to repay the notes payable and deferred salaries will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS
     Sunwest had a 12.55%, 13.82% and 10.27% Tier 1 risk-based capital, total risk-based capital and leverage ratio at December 31, 1996, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.
     The Company had no material commitments for capital expenditures as of December 31, 1996.

ASSET AND LIABILITY MANAGEMENT
     Management of assets and liabilities in terms of rate, maturity and quality has an important effect on liquidity and net interest margin, and rate sensitivity is of particular importance. Rate sensitivity is determined by calculating the ratio of rate sensitive assets to rate sensitive liabilities. Rate sensitivity ratios that are close to one-to-one tend to stabilize earnings and provide a Company with flexibility in managing liquidity. Rate sensitivity ratios in which rate sensitive assets exceed rate sensitive liabilities tend to produce an expanded net yield on interest earning assets in rising interest rate environments and a reduced net yield on interest earning assets in declining interest rate environments. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the net yield on interest earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the interest sensitivity table set forth below is only a general indicator of interest rate sensitivity.
     The Company had a net asset sensitivity of $37.6 million at December 31, 1996. Market rates of interest did not change significantly during 1996 and 1995. The Company's net yield on interest earning assets increased from 6.33% in 1995 to 6.95% in 1996.

                                   Page - 28

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

     The following table sets forth the interest earning assets and interest bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at December 31, 1996:

                                                          Over
                                                          One
                                        91                Year
                              Two    Through      181    Through  Over
(dollars in thousands)      Through    180      Through   Five    Five
                 Immediate  90 Days    Days    365 Days   Years   Years   Total
--------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans              $ 31,504 $  9,528 $ 11,837 $  9,334 $ 17,885 $ 2,569 $ 82,657
Investments          10,100    1,290      592      100    4,573     714   17,369
--------------------------------------------------------------------------------
Total interest
  earning assets   $ 41,604 $ 10,818 $ 12,429 $  9,434 $ 22,458 $ 3,283 $100,026
--------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Time certificates of deposit of $100,000
   or more         $     -- $  4,347 $  2,075 $  1,762 $    788 $    -- $  8,972
Time certificates
  of under $100,000      --    4,813    4,671    7,650    1,126      --   18,260
Other interest
  bearing deposits   34,342       --       --       --       --      --   34,342
Other interest
  bearing liabilities    --       18       19       48      749      --      834
--------------------------------------------------------------------------------
Total interest bearing
  liabilities      $ 34,342 $  9,178 $  6,765 $  9,460 $  2,663 $    -- $ 62,408
--------------------------------------------------------------------------------
Rate sensitive
  gap              $  7,262 $  1,640 $  5,664 $    (26)$ 19,795 $ 3,283 $ 37,618
--------------------------------------------------------------------------------
Cumulative rate
  sensitive gap    $  7,262 $  8,902 $ 14,566 $ 14,540 $ 34,335 $37,618 $ 37,618
--------------------------------------------------------------------------------
Cumulative assets divided
  by liabilities       121%     120%     129%     124%     155%    160%     160%
--------------------------------------------------------------------------------

ITEM 7.       FINANCIAL STATEMENTS

     See  "ITEM  13.  EXHIBITS,   LIST  AND  REPORTS  ON  FORM  8-K"  below  for
consolidated financial statements filed as a part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K was filed on October 29, 1996 disclosing that the Board of Directors, based on the recommendation of the audit committee, engaged Arthur Andersen LLP as the independent public accountants for West Coast Bancorp and its subsidiaries (the "Registrant") and therefore dismissed KPMG Peat Marwick LLP. On November 9, 1996 a Form 8-K/A was filed disclosing that KPMG Peat Marwick LLP disagreed with the Registrant over the accounting principle adopted to account for a contribution of $3.4 million made by the Registrant to its wholly owned subsidiary during January 1995. The Registrant treated the contribution as a repayment of management fees and included the amount in earnings of the wholly owned subsidiary during the year ended December 31, 1995. KPMG Peat Marwick LLP believes that the amount should have been treated as a contribution of capital and treated as additional paid-in-capital in the books of the wholly owned subsidiary.
    The accounting principle in question did not affect the Registrant's consolidated financial statements. Further, although no separate audit of the financial statements of the wholly owned subsidiary was performed for the year ended December 31, 1995, an opinion was received from a qualified independent accountant (not the successor accountant) that concluded that the Registrant's accounting for the repayment of management fees was in accordance with generally accepted accounting principles.
    The subject matter of the disagreement was discussed among KPMG Peat Marwick LLP and the members of the Audit Committee of the Board of Directors of West Coast Bancorp. West Coast Bancorp has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of the disagreement. Although the Registrant disclosed the disagreement to all of the prospective successor accountants interviewed during the selection process, the decision to select Arthur Andersen LLP as the successor

                                   Page - 29

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996

accountant was not based on their discussions of the Registrant's accounting treatment of the repayment of management fees.


                                    PART III


ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS

     Except as presented below, the information concerning directors and executive officers of the Company is incorporated by reference from the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS - Election of Directors and - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 10.      EXECUTIVE COMPENSATION

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


                                     PART IV


ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

     1. Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements at page F-1 for a list of financial statements filed as part of this report.
     2. Financial Statement Schedules. No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements filed herewith.
     3. Exhibits. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report. Executive Compensation Plans and Arrangements. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report.
     (b) Reports on Form 8-K. The Company filed a report on Form 8-K on October 29, 1996 that provided a notice of change in independent accountants and amended that filing with a Form 8-K/A on November 9, 1996 to disclose a disagreement with a former accountant. See "ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE."
     (c)  Exhibits required by Item 601 of Regulation S-K. See Item 13(a) 3.
     (d)  Additional financial statements. Inapplicable.

                                   Page - 30

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1996


Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.


                               WEST COAST BANCORP
                               (Registrant)
                               By

                               /s/ John B. Joseph
                               ------------------
                               John B. Joseph
                               Chairman of the Board, President and
                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ John B. Joseph             Chairman of the Board,             March 25, 1997
------------------             President and
John B. Joseph                 Chief Executive Officer
                               (Principal Executive Officer)


/s/ Ronald R. White            Executive Vice President           March 25, 1997
-------------------            and Director
Ronald R. White


/s/ Frank E. Smith             Chief Financial Officer            March 25, 1997
-------------------            (Principal Financial
Frank E. Smith                 and Accounting Officer)


/s/ J. David Cheshier          Director                           March 25, 1997
---------------------
J. David Cheshier


/s/ Dr. L. Wayne Gertmenian    Director                           March 25, 1997
---------------------------
Dr. L. Wayne Gertmenian


/s/ Thomas A. Jones            Director                           March 25, 1997
-------------------
Thomas A. Jones


/s/ Lacy G. Marlette, Jr.      Director                           March 25, 1997
-------------------------
Lacy G. Marlette, Jr.

                                   Page - 31

ITEMS 7, 13(a)(1) and 13(a)(2)



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
West Coast Bancorp and Subsidiaries:

     Consolidated Balance Sheets -
       December 31, 1996 and 1995...........................................F-2

     Consolidated Statements of Operations for the Years Ended
       December 31, 1996 and 1995...........................................F-3

     Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended December 31, 1996 and 1995...............................F-3

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996 and 1995...........................................F-4

     Notes to Consolidated Financial Statements.............................F-5

     Independent Auditors' Reports..........................................F-18

     Responsibility for Financial Reporting.................................F-19




All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS                  West Coast Bancorp and Subsidiaries
(in thousands, except share data)


                                                               At December 31,
Assets                                                         1996       1995
-------------------------------------------------------------------------------
Cash and due from banks                                     $   7,246$   6,507
Federal funds sold                                             10,100   15,400
Interest bearing deposits with financial institutions           1,982    3,933
Investment securities held to maturity - approximate fair value of
 $2,626 and $5,616 in 1996 and 1995, respectively               2,607    5,574
Investment securities available for sale at fair value          2,680     --

Loans                                                          82,657   79,000
Less allowance for possible credit losses                      (2,848)  (3,820)
------------------------------------------------------------------------------
Net loans                                                      79,809   75,180
------------------------------------------------------------------------------

Real estate owned, net                                          1,243    2,637
Premises and equipment, net                                       932    1,790
Deferred taxes                                                    870     --
Net assets held for sale                                         --      1,452
Other assets                                                    1,518    1,181
------------------------------------------------------------------------------
                                                            $ 108,987$ 113,654
================================================================================


Liabilities
--------------------------------------------------------------------------------
Deposits:
Demand, non-interest bearing                                 $ 33,983 $  35,983
Savings, money market and interest bearing demand              34,342    36,699
Time certificates under $100,000                               18,260    22,372
Time certificates of $100,000 or more                           8,972     7,608
--------------------------------------------------------------------------------
Total deposits                                                 95,557   102,662
--------------------------------------------------------------------------------

Notes payable to affiliates                                      --         948
Other borrowed funds                                              834       599
Other liabilities                                               1,642     1,124
10% Convertible subordinated debentures                          --       3,035
--------------------------------------------------------------------------------
Total liabilities                                              98,033   108,368

Commitments and contingencies
Minority interest in subsidiary                                 4,819      --
--------------------------------------------------------------------- ---------

Shareholders' Equity
--------------------------------------------------------------------- ---------
Common stock, no par value; 30,000,000 shares authorized;
 9,168,942 shares issued and outstanding in 1996 and 1995      30,176    30,176
Securities valuation allowance                                    (25)     --
Accumulated deficit                                           (24,016)  (24,890)
--------------------------------------------------------------------- ---------
Total shareholders' equity                                      6,135     5,286
--------------------------------------------------------------------- ---------
                                                            $ 108,987 $ 113,654
================================================================================
          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF OPERATIONS        West Coast Bancorp and Subsidiaries
(in thousands, except per share data)

                                                        Years ended December 31,
Interest Income                                             1996           1995
--------------------------------------------------------------------------------
Loans, including fees                                       $   8,226 $   8,648
Federal funds sold                                                714       893
Investment securities                                             367       623
Interest bearing deposits with banks                              187       330
--------------------------------------------------------------------- ---------
Total interest income                                           9,494    10,494
--------------------------------------------------------------------- ---------

Interest Expense
--------------------------------------------------------------------- ---------
Savings, money market and
interest bearing demand deposits                                  707       768
Time certificate deposits under $100,000                          957     1,725
Time certificate deposits of $100,000 or more                     385       352
--------------------------------------------------------------------- ---------
Total interest on deposits                                      2,049     2,845
Other                                                             526       642
--------------------------------------------------------------------- ---------
Total interest expense                                          2,575     3,487
--------------------------------------------------------------------- ---------
Net interest income                                             6,919     7,007

Provision (benefit) for possible credit losses                   (668)      389
--------------------------------------------------------------------- ---------
Net interest income after provision
(benefit) for possible credit losses                            7,587     6,618

Other operating income                                          1,536       958
Other operating expenses                                        7,691     8,537
Minority interest in net income of subsidiaries                   510      --
Loss on abandonment of Santa Ana facility lease                   814      --
Loss on sale of Sunwest shares                                    246      --
Gain on liquidation of WCV, Inc.                                  149       629
--------------------------------------------------------------------- ---------
Income (loss) before income taxes                                  11      (332)
Income tax (benefit) expense                                     (863)        7
--------------------------------------------------------------------- ---------
Net income (loss)                                           $     874 $    (339)
--------------------------------------------------------------------- ---------
Net income (loss) per common share                          $     .10 $    (.04)
--------------------------------------------------------------------- ---------
Weighted average number of common and
common equivalent shares outstanding                            9,169     9,177
--------------------------------------------------------------------- ---------


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
                                                Securities              Share-
                                Common stock    Valuation  Accumulated  holders'
                              Shares     Amount   Allowance  Deficit    Equity
--------------------------------------------------------------------------------
Balance at
 December 31, 1994             9,193  $  30,200  $    (3)  $ (24,551)  $  5,646
Net loss                          --         --       --        (339)      (339)
Reversal of shares
 previously issued
 to employee                     (24)       (24)      --          --        (24)
Change in securities
 valuation allowance              --         --        3          --          3
--------------------------------------------------------------------------------
Balance at
 December 31, 1995             9,169     30,176       --     (24,890)     5,286
Net income                        --         --       --         874        874
Change in securities
 valuation allowance              --         --      (25)         --        (25)
--------------------------------------------------------------------------------
Balance at
 December 31, 1996             9,169  $  30,176  $   (25)  $ (24,016)   $ 6,135
================================================================================
          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS        West Coast Bancorp and Subsidiaries
(in thousands)
                                                       Years ended December 31,
Cash Flows from Operating Activities                        1996           1995
--------------------------------------------------------------------------------
Net income (loss)                                           $     874 $    (339)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation and amortization                                     497       566
Provision (benefit) for possible credit losses                   (668)      389
Minority interest in net income of subsidiares                    510       --
Net change in receivables, payables and other assets              447       746
Gain on sales of loans                                           --        (126)
Proceeds from sales of loans originated for sale                 --       1,996
Loans originated for sale                                        --      (1,863)
Write-down of real estate owned                                   441       479
Gain on sales of real estate owned                                (91)     (111)
Loss on abandonment of Santa Ana facility lease                   814       --
Loss on sale of Sunwest Bank shares                               246       --
Gain on sale and liquidation of subsidiaries                     (585)     (629)
Increase in deferred tax asset                                   (870)      --
--------------------------------------------------------------------------------
Net cash provided by operating activities                       1,615     1,108
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
--------------------------------------------------------------------------------
Proceeds from maturity of interest bearing balances             3,535     3,854
Purchases of interest bearing deposits
 with financial institutions                                   (1,584)   (3,759)
Proceeds from maturity of investment securities
 held to maturity                                               2,966       307
Proceeds from maturity of investment securities
 available for sale                                              --       2,000
Purchase of investment securities available for sale           (2,703)      --
Net (increase) decrease in loans                               (5,971)    4,167
Proceeds from sales of real estate owned                        3,267     3,620
Proceeds from sales of premises and equipment                     --        205
Purchases of premises and equipment                               (64)     (393)
Capital expenditures for real estate owned                        --        (37)
--------------------------------------------------------------------------------
Net cash (used in) provided by
 investing activities                                            (554)    9,964
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
--------------------------------------------------------------------------------
Net decrease in deposits                                       (7,105)  (16,607)
Sale of Sacramento First National Bank                           --       3,512
Sale of Business & Professional Bank stock                      1,888       387
Proceeds from sale of Sunwest Bank shares                       3,571       --
Borrowings from affiliates                                       --         391
Repayment of notes payable to affiliates                         (465)     (163)
Repayment of subordinated debt
 and other borrowed funds                                      (3,511)     (322)
--------------------------------------------------------------------------------
Net cash used in financing activities                          (5,622)  (12,802)
--------------------------------------------------------------------------------
Decrease in cash and cash equivalents                          (4,561)   (1,730)
Cash and cash equivalents at beginning of year                 21,907    23,637
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $  17,346 $  21,907
================================================================================


Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------------------------- ---------
Cash paid during the period for:
Interest                                                    $   2,603 $   3,511
Income taxes                                                        7         7
Supplemental Schedule of Non-cash Investing and Financing Activities:
--------------------------------------------------------------------- ---------
Transfer of loans to real estate owned                      $   2,010 $   2,236
Increase minority interest and other assets
 for purchase adjustment                                          492      --
Transfer from notes payable to affiliates
 to other borrowed funds                                          475      --
Assumption of real estate owned senior debt                       213      --
Reclassification of fixed assets to other assets                  133      --
Increase in premises & equipment and other borrowed funds
 to establish a capital lease                                    --         378
Reclassification of other liabilities
 to other borrowed funds                                         --         372
--------------------------------------------------------------------- ---------
          (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
     West Coast Bancorp ("West Coast"), through its remaining active majority owned subsidiary, Sunwest Bank ("Sunwest"), provides banking services in Orange County, California and is subject to competition from other financial institutions. West Coast and Sunwest are regulated by certain Federal and State agencies and undergo periodic examinations by those regulatory authorities.

BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of West Coast, a bank holding Company, and its subsidiaries (collectively, the "Company"). On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest common stock for $2,520,000 and for Sunwest to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.
     West Coast's sale of the 35 existing shares of Sunwest's common shares included a purchase price adjustment based on Sunwest's financial performance through December 31, 1996. Based on Sunwest's performance, an additional $493,000 was paid from Western to West Coast in February 1997. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $246,000 during 1996. This occurred because the selling price of Sunwest stock was less than the book value of outstanding shares at September 13, 1996.
     West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB"), as part of the sales proceeds, shares of B&PB common stock equivalent to 14.5% of B&PB's then outstanding common stock and the right to receive a contingent cash payment. The stock was included in Net Assets Held for Sale in the accompanying balance sheet. The B&PB stock was sold during 1995 and 1996. The first contractual due date for the contingent cash payment is in 1998. Sacramento First's operating results were not included in the consolidated financial statements for any of the periods presented in the accompanying financial statements. The only other remaining subsidiary with activity during the periods was WCV Inc. Its activity was limited to the restoration of one remaining property.
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. All inter-company balances and transactions have been eliminated in consolidation.

INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS
     Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance. At December 31, 1996, all interest bearing deposits with financial institutions mature in one year or less.

INVESTMENT SECURITIES
     The Company's securities portfolio include U.S. Treasury, U.S. federal agency, and mutual fund securities. Securities are classified as held to maturity when the Company has the ability and intent to hold the securities to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method, adjusted for actual prepayments.
     Securities are classified as available for sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value with unrealized gains and losses (net of related income taxes) reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.
     The Company has no investments classified as held for trading purposes.

INTEREST ON LOANS
     Loans on which the accrual of interest has been discontinued are designated as non accrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due by ninety days or more with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

respect to principal or interest. The accrual of interest may be continued on a loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable.
     When a loan is placed on non accrual status, all interest previously accrued but not collected is reversed against current period income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans only when, in the judgment of Management, the loan is estimated to be fully collectible. Restructured loans are returned to accrual status when the remaining loan balance, net of any charge-offs related to the restructure, is estimated to be fully collectible by Management and performing in accordance with the applicable loan terms.

LOAN ORIGINATION FEES AND COSTS
     Loan origination fees and direct costs associated with lending are netted, deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method. The amortization of deferred fees and costs is discontinued on loans that are placed on non accrual. When a loan is paid off, any unamortized net loan origination fees are recognized in interest income.

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

ALLOWANCE FOR POSSIBLE CREDIT LOSSES
     Provisions (benefits) for possible credit losses are charged (credited) to operations based on Management's evaluation of the potential losses in its loan portfolio. The major factors considered in evaluating potential losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower's ability to repay the loan and timing of repayments, and the value of any related collateral. Management's estimate of fair value of the collateral considers the current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Bank's control.
     For the Company, loans collectively reviewed for impairment include all single-family loans excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of collateral property. The Company's impaired loans within the scope of Statement of Financial Accounting Standards No. 114 ("SFAS 114") include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than 90 days delinquent ("other impaired loans") that the Company believes will likely not be collected in accordance with contractual terms of the loans.
     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on restructured loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status.
     The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS 114. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses.

REAL ESTATE OWNED
     Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is initially recorded at fair value at the time of foreclosure, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.
     Once real estate is acquired and periodically thereafter, Management obtains a valuation and an allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value, less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the allowance for real estate losses and such agencies may require the Company to recognize additions to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income.

PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets.

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

CASH AND CASH EQUIVALENTS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with original maturities of less than 90 days and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.
     Non-interest earning cash reserves of $1,083,000 and $1,115,000 were maintained by Sunwest to satisfy Federal regulatory requirements at December 31, 1996 and 1995, respectively.

NET INCOME (LOSS) PER SHARE
     Employee stock options, convertible debentures and common stock warrants are not included in the earnings per share computations as the effects of their inclusion would have been anti-dilutive. Primary earnings per share approximate fully diluted earnings per share.

RECLASSIFICATIONS
     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. During 1996 Management elected to abandon a facility lease when the lease cancellation clause becomes available April 1, 1997. A valuation allowance for long-lived leasehold improvements of $276,000 was established as required under SFAS 121.
     The Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights" during 1996. SFAS 122 had no material impact on the Company's operations.
     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which permits either adoption of the new standard's principles for recording the estimated value of stock-based compensation over the
applicable  vesting  period,  or  permits  continued   application  of  existing
accounting standards, with disclosure of any unrecorded cost under the new standard and the related effect on earnings per share. The Company adopted SFAS 123 in 1996, and elected to adopt the disclosure provisions of the new standard only. As the Company issued no stock-based compensation in 1996 and 1995 adoption of this standard had no effect on the Company's financial position or disclosures for the years ended December 31, 1996 and 1995.
     In 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which superseded SFAS 122. SFAS 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management does not expect adoption of SFAS 125 to have a material impact on the Company's operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

NOTE 2
INVESTMENT SECURITIES

     All  held  to  maturity   securities  are  U.S.  Treasury   securities  and
Obligations of other U.S. Government agencies. A summary of held to maturity investment securities are as follows at December 31 (in thousands):

                                                Estimated
   Year      Amortized     Gross Unrealized       Fair
  ended         Cost        Gains     Losses      Value
----------- ------------- ---------- --------- ------------
   1996     $   2,607     $     19   $    -    $   2,626
   1995         5,574           42        -        5,616
----------- ------------- ---------- --------- ------------

     At December 31, 1996, no held to maturity investment securities were pledged. There were no sales of investment securities held to maturity during 1996 or 1995. Maturities of investment securities held to maturity at December 31, 1996 are as follows:

                                  Amortized    Estimated
(in thousands)                      Cost       Fair Value
-------------------------------- ------------ -------------
Due in one year                  $       -    $        -
Due after one year through five
   years                             2,607         2,626
-------------------------------- ------------ -------------
                                 $   2,607    $    2,626
-------------------------------- ------------ -------------

     All available for sale securities are U.S. Treasury securities and Obligations of other U.S. Government agencies. A summary of available for sale investment securities are as at December 31 (in thousands):

                                               Estimated
  Year      Amortized     Gross Unrealized        Fair
  ended       Cost         Gains     Losses      Value
---------- ------------ ------------ -------- -------------
  1996     $   2,705    $      -     $  (25)  $  2,680
---------- ------------ ------------ -------- -------------

     The Company had no investment securities available for sale at December 31, 1995.
     At December 31, 1996, investment securities available for sale with a book value of $973,000 were pledged as collateral to secure court ordered and public deposits and treasury, tax and loan accounts.
     Maturities of investment securities available for sale at December 31, 1996 are as follows:

                                  Amortized    Estimated
(in thousands)                      Cost       Fair Value
-------------------------------- ------------ -------------
Due in one year                  $        -   $        -
Due after one year through five
   years                              1,991        1,966
Due after five years through ten
  years                                   -            -
Due after ten years                     714          714
-------------------------------- ------------ -------------
                                 $    2,705   $    2,680
-------------------------------- ------------ -------------

NOTE 3
LOANS

     A summary of loans are as follows at December 31:

(in thousands)                        1996         1995
---------------------------------- ------------ -----------
Commercial loans not secured by
   real estate                     $  25,300    $ 20,391
Real estate mortgage loans            54,938      56,959
Personal loans not secured by
   real estate                         2,728       2,023
Unearned income, discounts and
   fees                                 (309)       (373)
---------------------------------- ------------ -----------
                                   $  82,657    $ 79,000
---------------------------------- ------------ -----------

     Loans on which the accrual of interest had been discontinued or reduced at December 31, 1996 and 1995 amounted to $931,000 and $4,153,000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $66,000 and $326,000 in 1996 and 1995, respectively.
     The Company serviced loans for others totaling $3,908,000 and $4,749,000 at December 31, 1996 and 1995, respectively. These loans are not included in the accompanying consolidated balance sheets.
     Loans totaling $5,633,000 at December 31, 1996 were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. There were no purchases of Federal funds from the Federal Reserve Bank during 1996 and 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

NOTE 4
ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     A summary of activity in the allowance for possible credit losses follows:

(in thousands)                          1996        1995
------------------------------------ ----------- -----------
Balance at beginning of year         $   3,820   $   4,649
Credits charged off                     (1,072)     (2,156)
Recoveries on credits previously
   charged off                             876         938
------------------------------------ ----------- -----------
Net charge-offs                           (196)     (1,218)
Provision (benefit) for possible
   credit losses                          (668)        389
Other adjustments(1)                      (108)          -
------------------------------------ ----------- -----------
Balance at end of year               $   2,848   $   3,820
------------------------------------ ----------- -----------
(1) Reclassification of previous recoveries.

     A summary of investment in impaired loans by type are as follows at December 31:

(in thousands)                        1996         1995
---------------------------------- ------------ ------------
Non accrual loans:
  Single family residence          $       -    $     185
  Nonresidential real estate
     mortgage                            622        2,583
   Commercial                            309        1,385
Restructured loans                     3,116        2,536
---------------------------------- ------------ ------------
                                   $   4,047    $   6,689
---------------------------------- ------------ ------------

     The Company had no "other impaired loans" at December 31, 1996 and 1995. The related impairment valuation allowances were $775,000 and $1,074,000 at December 31, 1996 and 1995, respectively. These amounts were included as part of the allowance for possible credit losses in the accompanying consolidated balance sheets. The provision for losses and any related recoveries are recorded as part of the provision for possible credit losses on loans in the accompanying statements of operations. During the years ended December 31, 1996 and 1995, the Company's average investment in impaired loans were $5,195,000 and $8,586,000, and interest income recorded during this period was $261,000 and $409,000, of which $42,000 and $46,000 were recorded using the cash basis method of accounting described above, respectively.

NOTE 5
 VALUATION ALLOWANCE FOR REAL ESTATE OWNED

     A summary of activity in the valuation allowance for real estate owned is as follows:

(in thousands)                         1996        1995
------------------------------------ --------- ------------
Balance at beginning of year         $   592   $     777
Losses charged off                      (584)       (664)
Provision for estimated losses           441         479
------------------------------------ --------- ------------
Balance at end of year               $   449   $     592
------------------------------------ --------- ------------

NOTE 6
PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

(in thousands)                          1996       1995
------------------------------------ ----------- ----------
Furniture, fixtures and equipment
                                     $  3,391    $  3,554
Leasehold improvements                  2,295       2,227
Property under capital leases             445         439
------------------------------------ ----------- ----------
                                        6,131       6,220
Accumulated depreciation and
   amortization                        (4,923)     (4,430)
Valuation allowance (1)                  (276)          -
------------------------------------ ----------- ----------
                                     $    932    $  1,790
------------------------------------ ----------- ----------

(1) A valuation allowance was established to remove the net book value of all leasehold improvements on a facility that Management plans on abandoning in 1997. This adjustment was included in the income statement category "Loss on abandonment of Santa Ana facility."

NOTE 7
OTHER BORROWED FUNDS

     Other borrowed funds at December 31, 1996 consisted of long-term obligations to an unaffiliated party of $474,000 and a capital lease obligation of $360,000. An unaffiliated party purchased notes from an affiliated party during 1996 and agreed to extend the maturity date to June 30, 1999. These notes have an interest rate of prime plus 2%. Prime was 8.25% at December 31, 1996.
     The capital lease obligation outstanding at December 31, 1996 had a calculated annual interest rate of 45% and matures on November 30, 2000. The current liability portion of the amortizing capital lease is $33,000. Other borrowed funds at December 31, 1995 consisted of an agreement for payment of judgment with a former officer totaling $223,000 and a capital lease obligation totaling $376,000. The obligation due under the agreement with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

the former officer had an interest rate of 10% and was paid in April, 1996.

NOTE 8
INCOME TAXES

     The Company had a $7,000 State current income tax expense during 1996 and 1995. During 1996 deferred Federal and State tax benefits of $626,000 and $244,000 were recognized, respectively. No deferred Federal or State tax expense or benefit was recognized in 1995 and no current Federal tax expense or benefit was recognized during 1996 and 1995.

     The actual income tax expense (benefit) differed from the expected Federal statutory rate as follows:

(in thousands)                           1996       1995
------------------------------------ --------- ------------
Expected  tax expense (benefit) at
 34%                                 $     4   $    (113)
Change in the valuation
 allowance for deferred tax
 assets                               (1,183)         74
Net state franchise tax                   51         (24)
Minority interest expense in
 Sunwest earnings not deductible         173           -
Other                                     92          70
------------------------------------ --------- ------------
                                     $  (863)  $       7
------------------------------------ --------- ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

(in thousands)                         1996        1995
------------------------------------ --------- ------------
Deferred tax assets
Net operating loss carryforwards     $  5,113  $    5,287
Net capital loss carryforwards          1,138       1,297
Loans, due to allowance for
   possible credit losses,
   deferred loan origination fees
   and costs, market value
   adjustment of loans held  for
   sale and leases                        551         789
Alternative minimum tax credit
   carryforwards                          495         508
Real estate owned                         204         269
Loss and expense accruals and other       584         319
General business tax credit
   carryforwards                          128         130
Premises and Equipment                     17           -
------------------------------------ --------- ------------
Total gross deferred tax assets         8,230       8,599
Less valuation allowance               (6,909)     (8,092)
------------------------------------ --------- ------------
Net deferred tax assets                 1,321         507
Deferred tax liabilities
Deferred State income taxes               451         285
Premises and equipment                      -         222
------------------------------------ --------- ------------
Total gross deferred tax
   liabilities                            451         507
------------------------------------ --------- ------------
Net deferred tax asset               $    870  $        -
------------------------------------ --------- ------------

     In 1996 and 1995 the valuation allowance (decreased) increased by $(1,183,000) and $74,000, respectively. The 1996 decrease was due to recognizing that part of the deferred tax asset that is more likely than not to be utilized in the future and due to earnings during the year.
     No current income tax refund receivable or payables existed at December 31, 1996 or 1995. The Company had net operating loss carryforwards of $13.5 million for Federal income tax purposes at December 31, 1996 which expire from 2005 to 2011 and $4.6 million for State franchise tax purposes which expire from 2008 to 2011. The Company had a net capital loss carryforward of $2.5 million for Federal and State purposes. The Federal capital loss expires in 2000 versus no expiration for the State capital loss. The Company had general business tax credit carryforwards of $128,000 available for tax purposes at December 31, 1996 which expire from 1997 to 2000. The Company had alternative minimum tax credit carryforwards of $191,000 available for Federal income tax purposes and $304,000 available for State franchise tax purposes at December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

     Due to the sale of Sunwest's minority shares on September 13, 1996, Sunwest is required to file a separate standalone tax return versus previously being consolidated with the Company's return. Since the remaining entities included in the Company's tax return have no significant current operating income, utilization of the Company's deferred tax assets will likely be limited to amounts available for Sunwest on its standalone tax return.
     At December 31, 1996 Sunwest had the following deferred tax items: gross deferred tax assets of $4,936,000; a valuation allowance of $3,806,000; a gross deferred tax liability of $260,000 and a net deferred tax asset of $870,000.
     At December 31, 1996 Sunwest had net operating loss carryforwards of $9.2 million for Federal income tax purposes at December 31, 1996 which expire from 2005 to 2011 and $2.8 million for State franchise tax purposes which expire from 2008 to 2011. Sunwest had no capital loss carryforwards. Sunwest had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1996 which expire from 1997 to 2000. Sunwest had alternative minimum tax credit carryforwards of $92,000 available for Federal income tax purposes and $222,000 available for State franchise tax purposes at December 31, 1996.

NOTE 9
STOCK OPTION PLAN

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

     A summary of stock option transactions for the 1988 Plan follows:
                                Number of      Price per
                                  Shares         Share
------------------------------ ------------- --------------
Options outstanding at
   December 31, 1994               415,000   $   .88-2.75
Canceled                           (57,500)      .88-2.75
------------------------------ ------------- --------------
Options outstanding at
   December 31, 1995               357,500      1.06-2.75
Canceled                                 -           -
------------------------------ ------------- --------------
Options outstanding at
   December 31, 1996               357,500   $  1.06-2.75
------------------------------ ------------- --------------
Options exercisable at
   December 31, 1996               336,500   $  1.06-2.75
------------------------------ ------------- --------------


NOTE 10
RELATED PARTY TRANSACTIONS

     Related party payables are summarized as follows:
                                    Notes          10%
(in thousands)                      Payable    Debentures
---------------------------------- ---------- --------------
Balance at December 31, 1994       $    720    $     1,817
Additions                               389              -
Payments                               (161)             -
---------------------------------- ----------- ------------
Balance at December 31, 1995            948          1,817
Affiliated sale to non-affiliate       (468)             -
Payments                               (480)        (1,817)
---------------------------------- ----------- ------------
Balance at December 31, 1996       $      -    $         -
---------------------------------- ----------- ------------

     The notes payable were to certain Officers or Directors or their affiliates. The 10% debentures represent West Coast's 10% Convertible
Subordinated Debentures owned by certain Officers and Directors. The 10% convertible subordinated debentures were repaid on October 16, 1996, prior to their stated maturity of December 15, 1996. No gain or loss on extinguishment was recognized. No related party loans receivable were outstanding for any of the periods. In the opinion of Management, all transactions with related parties were either on terms similar to transactions with non-affiliated parties or on terms beneficial to the Company as compared with similar transactions with non-affiliated parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

NOTE 11
OTHER OPERATING INCOME

     A summary of other operating income is as follows:

(in thousands)                             1996     1995
----------------------------------------- -------- --------
Depositor charges                         $   593  $   663
Gain on sale of B&PB shares                   436       12
Interest recoveries on charged off loans      409       70
Service charges, commissions & fees            54       65
Net gain on sales of loans                      -      126
Other income                                   44       22
----------------------------------------- -------- --------
                                          $ 1,536  $   958
----------------------------------------- -------- --------

NOTE 12
OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:

(in thousands)                             1996     1995
----------------------------------------- -------- --------
Salaries and employee benefits            $ 3,488  $ 4,002
Occupancy                                     984      982
Depreciation and amortization                 497      566
Data processing                               431      434
Customer service expense                      366      350
Professional services                         348      385
Net cost of operation of real estate
 owned                                        272      296
Advertising and promotion                     203      100
Regulatory fees and assessments               200      362
Stationary and supplies                       128      153
Printing and postage                          120      112
Insurance                                     101      143
Loss from facility lease adjustment             -      155
Miscellaneous                                 553      497
----------------------------------------- -------- --------
                                          $ 7,691  $ 8,537
----------------------------------------- -------- --------

NOTE 13
GAIN  ON LIQUIDATION OF WCV, INC.

     During November 1992, the Board of Directors of WCV, Inc., resolved to liquidate WCV, Inc. The liquidation of WCV, Inc. was substantially completed in 1993. Included in other liabilities is the remaining net liability related to WCV, Inc. of $64,000 and $99,000 at December 31, 1996 and 1995, respectively. The gain on liquidation of $149,000 in 1996 and $629,000 in 1995 relates primarily to refunds of $123,000 received in February 1996 and $469,000 received in November 1995 from the California Underground Storage Tank Cleanup Fund ("USTF"). Payments were received from the USTF in connection with claims for reimbursement of costs incurred by WCV, Inc. from the cleanup of an environmentally impaired property. Reversals of future estimated costs based on expected reimbursement from the USTF were also recorded in 1995. The Company has no expected loss accrual all projected future costs are anticipated to be reimbursement from the USTF. Future cleanup costs are expected to total approximately $50,000.


NOTE 14
DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates of financial instruments for both assets and liabilities are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The Company intends to hold the majority of its assets and liabilities to their stated maturities. Thus, management does not believe that the bulk sale concepts applied to certain problem loans for purposes of measuring the impact of credit risk on fair values of said assets is reasonable to the operations of the Company and does not fairly present the values realizable over the long term on assets that will be retained by the Company. Therefore, the Company does not intend to realize any significant differences between carrying balance and fair value disclosures through sale or other disposition. No attempt should be made to adjust stockholders' equity to reflect the following fair value disclosures as management believes them to be inconsistent with the philosophies and operations of the Company.
     In addition, the fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the branch network, deferred tax assets and premises and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

     Fair value estimates, methods, and assumptions are set forth below:

CASH, INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS AND FEDERAL FUNDS
     The carrying values approximate fair value because of the short maturity of these instruments.

INVESTMENT SECURITIES
     For investment securities, fair value is based on quoted market prices.

LOANS
     For loans, fair value is estimated using quoted market prices for similar loans. For loans for which no quoted market price is readily available, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.

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

The estimated fair values of the Company's financial instruments are as follows:
                                     December 31, 1996
--------------------------------- -------------------------
                                  Carrying     Estimated
(in thousands)                     Amount     Fair Value
--------------------------------- ----------- -------------
Financial assets:
Cash, interest bearing deposits
 and Federal funds                $  19,328   $   19,328
Investment securities                 5,312        5,306
Net Loans                            79,809       79,801

Financial liabilities:
Deposit                              95,557       95,565
Other interest bearing
 liabilities                            834          834
--------------------------------- ----------- -------------

                                     December 31, 1995
--------------------------------- -------------------------
                                  Carrying     Estimated
(in thousands)                     Amount     Fair Value
--------------------------------- ----------- -------------
Financial assets:
Cash, interest bearing balances
 and Federal funds                $  25,840   $   25,840
Investment securities                 5,574        5,616
Net Loans                            75,180       75,217

Financial liabilities:
Deposits                            102,662      102,724
Other interest bearing
 liabilities                          4,582        4,582
--------------------------------- ----------- -------------


NOTE 15
401(k) PROFIT SHARING PLAN

  The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed 500 hours of service. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Once an employee has completed 1,000 hours of service, the Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation. The Company may also make an additional profit sharing contribution on behalf of the eligible employees. The Company's contributions of approximately $60,000 and $66,000 were included in salaries and employee benefits in 1996 and 1995, respectively.

NOTE 16
COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the years ended December 31, 1996 and 1995 was approximately $735,000 and $699,000, respectively. Rents paid were offset by rental income of $159,000 and $127,000 in 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

     Future minimum lease commitments under all non-cancelable leases at December 31, 1996 are as follows:

                                     Capital   Operating
(in thousands)                       Leases      Leases
------------------------------------ -------- -------------
Year ending December 31:
 1997                                 $  189     $   575
 1998                                    197         527
 1999                                    205         490
 2000                                    196         445
 2001                                      -         402
Thereafter                                 -         845
------------------------------------ -------- -------------
Total minimum lease payment          $   787    $  3,284
------------------------------------ -------- -------------
Less amounts representing
 interest at approximately
 45% and executory cost                  427           -
------------------------------------ -------- -------------
Present value of minimum
 capital lease payments
 included in other liabilities       $   360  $        -
------------------------------------ -------- -------------

     Management intends to exercise a lease buyout clause and abandon an operating lease located in Santa Ana, California. The buyout clause requires compensation for three years of rental payments totaling $484,000. This payment and related costs were accrued in December 1996.
     Amortization expense for capital leases is included with depreciation expense. Total minimum sublease rental income to be received in the future under non-cancelable subleases is $198,000.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingencies include various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1996 and 1995, the Company had standby and commercial letters of credit of $63,000 and $425,000 outstanding and commitments to extend credit, including mortgage warehouse lines of credit, totaling $10,498,000 and $10,637,000, respectively.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the counter-party. Collateral held varies but may include deposits, accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.

LITIGATION
     The Company is party to various lawsuits which have arisen in the course of business. While it is not possible to predict with certainty the outcome of such litigation, it is the opinion of Management, based in part upon opinions of counsel, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's consolidated financial statements.

NOTE 16
REGULATORY MATTERS

WEST COAST
     Based upon its examination of West Coast as of September 30, 1993, the FRB and West Coast entered into a Written Agreement dated April 11, 1994 (the "Agreement"). The Agreement requires West Coast to, among other things, submit plans to improve the condition of the Company and its subsidiary banks and to service its current debt, refrain from paying dividends, incurring debt, assessing or collecting management or service fees from its subsidiary banks or engaging in financial transactions with its affiliates in any one month in excess of $25,000 without the prior approval of the FRB. The Company is not subject to capital adequacy provisions since consolidated total assets are below $150 million.
     Based upon its examination of West Coast as of September 30, 1996, the FRB concluded that West Coast was in substantial compliance with the Agreement.

SUNWEST
     Sunwest is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on Sunwest's financial statements. Under capital adequacy guidelines and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of Sunwest's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Sunwest's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by the regulators to ensure capital adequacy require Sunwest to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that Sunwest meets all capital adequacy requirements to which it is subject.
     As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized Sunwest as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Sunwest must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the institution's category. At December 31, 1995 Sunwest was classified as adequately capitalized.

     Sunwest's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest rate risk.

                                                                                                          To be Well
                                                                                                       Capitalized Under
                                                                                For Capital            Prompt Corrective
                                                        Actual               Adequacy Purposes         Action Provisions
                                               ------------------------- -------------------------- ------------------------
(dollars in thousands)                            Amount       Ratio        Amount        Ratio        Amount       Ratio
---------------------------------------------- ------------- ----------- ------------- ------------ ------------- ----------
As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets)      $   12,190        13.8%   $  =>7,056       =>8.0%    $   =>8,821    =>10.0%
  Tier 1 Capital (to Risk-Weighted Assets)         11,066        12.6       =>3,528       =>4.0         =>5,292     =>6.0
  Tier 1 Capital (to Average Assets)               11,066        10.3       =>4,309       =>4.0         =>5,386     =>5.0

     A concurrent examination of Sunwest was completed by the FDIC and State Banking Department during the third quarter of 1996. The FDIC and State Banking Department subsequently notified Sunwest that their Orders were terminated due to continued improvements of the Bank's financial condition. As evidence of its commitment to continued improvement, the Bank's Board of Directors passed a resolution to retain satisfactory management; maintain a Tier 1 capital to total asset ratio of at least 7.0 percent; reduce assets adversely classified during the July 29, 1996 exam to $9.1 million or less at December 31, 1996, to $7.5 million or less by June 30, 1997 and $6.0 million or less by December 31, 1997; and furnish a quarterly written progress report to the FDIC Regional Director. At December 31, 1996, Sunwest had $7.7 million of adversely classified loans from the July 29, 1996 exam.

DIVIDEND AND ADVANCE RESTRICTIONS
     The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. At December 31, 1996 this would allow $1.1 million of advances. Such loans or extensions of credit to West Coast must be secured at the time of transaction by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. West Coast would need approval of the Federal Reserve Board to effect the transaction. Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1996, Sunwest is restricted from paying any cash dividend without prior regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

NOTE 17
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

     West Coast Bancorp `s condensed balance sheets as of December 31, are as follows:

 (in thousands)                          1996       1995
-------------------------------------- ---------- ---------
Assets
Cash and short-term investments        $    444   $    203
Investment in:
 Sunwest Bank                            11,058      8,349
 Business & Professional Bank                 -      1,452
 WCV, Inc.                                  247         98
Other assets                                576        144
-------------------------------------- ---------- ---------
                                       $ 12,325   $ 10,246
-------------------------------------- ---------- ---------
Liabilities and Shareholders' Equity
Notes payable                          $    474   $  1,171
10% Convertible subordinated
 debentures                                   -      3,035
Minority interest                         4,819          -
Other liabilities                           897        754
-------------------------------------- ---------- ---------
Total liabilities                         6,190      4,960
-------------------------------------- ---------- ---------
Shareholders' equity:
 Common stock                            30,176     30,176
 Accumulated deficit                    (24,041)   (24,890)
-------------------------------------- ---------- ---------
Total shareholders' equity                6,135      5,286
-------------------------------------- ---------- ---------
                                       $ 12,325   $ 10,246
-------------------------------------- ---------- ---------

   West Coast Bancorp's condensed statements of operations for the years ended December 31, are as follows:

(in thousands)                             1996     1995
---------------------------------------- --------- --------
Income
  Interest income from subsidiaries      $     31  $     -
---------------------------------------- --------- --------
                                               31        -
---------------------------------------- --------- --------
Expenses
   Interest expense                           356      474
   Salaries and employee benefits             163      239
   Professional services                       67       70
  Management fees repaid to Sunwest
    Bank                                        -    3,400
   Other expenses                              78       89
---------------------------------------- --------- --------
                                              664    4,272
---------------------------------------- --------- --------
Equity in undistributed net income
  of subsidiaries (1)                       1,322    3,924
Gain on sale of B&PB shares                   436       13
Loss on sale of Sunwest shares                246        -
---------------------------------------- --------- --------
Income (loss) before income taxes             879     (335)
Income taxes                                    5        4
---------------------------------------- --------- --------
Net income (loss)                        $    874  $  (339)
---------------------------------------- --------- --------
     (1) Includes a $3.4 million management fee repayment from West Coast to Sunwest in 1995.

   West Coast Bancorp's condensed statements of cash flows for the years ended December 31, are as follows:

(in thousands)                                1996     1995
---------------------------------------- -------- ---------
Cash flows from operating activities:
Net income (loss)                        $   874  $  (339)
Equity in net income of subsidiaries      (1,322)  (3,924)
Increase in other liabilities                 30      251
Gain on sale of B&PB stock                  (436)     (12)
Loss on sale of Sunwest shares               246        -
---------------------------------------- -------- ---------
Net cash used in operating activities       (608)  (4,024)
---------------------------------------- -------- ---------

Cash flows from investing activities:
Sale of Sunwest stock                      2,520        -
Decrease in advances to subsidiaries         113      273
Capital infusion into Sunwest Bank             -     (300)
Decrease in other assets                      60      207
---------------------------------------- -------- ---------
Net cash provided by investing
 activities                                2,693      180
---------------------------------------- -------- ---------

Cash flows from financing activities:
Increases (decreases) in notes payable
 and subordinated debt                    (3,732)     140
Sale of Sacramento First                       -    3,511
Sale of B&PB shares                        1,888      388
---------------------------------------- -------- ---------
Net cash (used in) provided by
 financing activities                     (1,844)   4,039
---------------------------------------- -------- ---------
Increase in cash                             241      195
Cash at beginning of year                    203        8
---------------------------------------- -------- ---------
Cash at end of year                      $   444  $   203
---------------------------------------- -------- ---------

Supplemental schedule of non-cash financing activities
-----------------------------------------------------------
Issuance of new Sunwest common shares
 to minority shareholders                $ 1,080  $     -
Reclassify other liability to notes
 payable                                       -      311
---------------------------------------- -------- ---------

Supplemental disclosure of cash flow information
---------------------------------------- -------- ---------
Cash paid during the year for:
Interest                                 $   368  $   474
Income taxes                                   5        4
---------------------------------------- -------- ---------

     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.
     During  1996,   West  Coast  did  not  receive  any   dividends   from  its
subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1996 and 1995

1997.  At December 31, 1996,  West Coast had cash  totaling $444,000.
     West Coast's primary source of cash in 1997 is expected to be the $493,000 purchase price adjustment from the sale of Sunwest shares. This amount was received in February 1997. West Coast paid $120,000 of past due directors fees in February 1997. West Coast anticipates other cash expenditures during 1997 to consist of debt service payments and other operating expenses. West Coast's projected debt service for 1997 includes quarterly payments on the notes payable of $12,000 each.


NOTE 18
QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows (in thousands, except per share data):

1996                          March 31  June 30 September 30 December 31 Total
---------------------------------------------- ---------------- -------------- -
Total interest income        $   2,389 $   2,348 $   2,372 $   2,385 $   9,494
Total interest expense             722       666       611       576     2,575
Net interest income              1,667     1,682     1,761     1,809     6,919
Provision (benefit) for
possible credit losses             (14)      (42)     (180)     (432)     (668)
Net income (loss) before
income taxes                      (271)       92       603      (413)       11
Net income (loss)                 (271)       85       603       457       874
Net income (loss) per
common share                      (.03)      .01       .07       .05      0.10


1995
Total interest income        $   2,646 $   2,634 $   2,673 $   2,541 $  10,494
Total interest expense             871       817       999       800     3,487
Net interest income              1,775     1,817     1,674     1,741     7,007
Provision (benefit) for
possible credit losses             178      (116)      152       175       389
Net income (loss) before
income taxes                      (239)      (36)     (320)      263      (332)
Net income (loss)                 (239)      (43)     (320)      263      (339)
Net income (loss) per
common share                      (.03)     --        (.04)      .03      (.04)

     During the fourth quarter of 1996, West Coast recorded a $814,000 expected loss on abandonment of a facility lease and a $870,000 deferred income tax benefit. During the fourth quarter of 1995, West Coast recorded a $629,000 gain from liquidation of WCV, Inc. This resulted from the USTF reimbursement and the expectation that future cleanup costs will be reimbursed by the USTF.

West Coast Bancorp and Subsidiaries
December 31, 1996


REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
  of West Coast Bancorp

We have audited the accompanying consolidated balance sheet of West Coast Bancorp (a California corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Arthur Andersen LLP



/s/ Arthur Andersen LLP

Orange County, California
March 3, 1997



The Board of Directors
  of West Coast Bancorp

We have audited the accompanying consolidated balance sheet of West Coast Bancorp and subsidiaries (the Company) as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flow for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP



/s/ KPMG Peat Marwick LLP

Orange County, California
February 29, 1996

West Coast Bancorp and Subsidiaries
December 31, 1996


RESPONSIBILITY FOR FINANCIAL REPORTING


     The consolidated financial statements included in this report are the responsibility of Management. These statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the consolidated financial statements. To meet Management's responsibility for financial reporting, internal accounting control systems and procedures are designed to provide reasonable assurance at a reasonable cost as to the reliability of financial records. In addition, the Company maintains a program for communicating corporate policy throughout the organization.
     West Coast Bancorp's 1996 consolidated financial statements have been audited by Arthur Andersen LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of Management, both jointly and separately, to discuss financial reporting matters and audit and control functions.




/s/ John B. Joseph

John B. Joseph
Chairman of the Board and President
March 25, 1997




/s/ Frank E. Smith

Frank E. Smith
Senior Vice President and
Chief Financial Officer
March 25, 1997

West Coast Bancorp and Subsidiaries
December 31, 1996


                                    EXHIBITS


Number    Description                                                 Page No.
3.01     Amended Articles of Incorporation of West Coast,
         filed as Exhibit 3.1(c)                                           *


3.02     Amended Bylaws of West Coast, filed as Exhibit 3.2(d)             *


10.01     Form of  Indemnification  Agreement entered into
          and between West Coast and its directors and
          certain of its officers, filed
          as Exhibit 10.13(a) (1)                                          *

10.02     Form of West Coast 1988 Stock Option Plan, filed
          as Exhibit 10.14(b) (1)                                          *

10.03     Promissory Note of West Coast dated as of June 30, 1991
          and payable to The Centennial Group, Inc.
          filed as Exhibit 10.4(d)                                         *

10.04     Promissory  Note of West Coast dated as of June 30, 1991
          and payable to  Centennial  Capital, Inc.
          filed as Exhibit 10.5(d)                                         *

10.05     West Coast Bancorp 401(k) Profit Sharing Plan  Document,
          Trust and Summary Plan  Description filed as Exhibit 10.06 (e)   *

10.06     Agreement  between West Coast and B&PB to sell Sacramento
          First to B&PB dated June 30, 1994 (f)                            *

10.07     Stock Purchase agreement among Western, West Coast and Sunwest
          to purchase Sunwest stock filed as Exhibit 10.19(g)              *

10.08     Stock Purchase agreement among Western and West Coast
          to purchase B&PB stock filed as Exhibit 10.20(g)                 *

10.09     Employment effective September 1, 1996 by and between Sunwest
          and James G. LeSieur (1)                                       F-22

10.10     Employment effective September 1, 1996 by and between Sunwest
          and Frank E. Smith (1)                                         F-26

10.11     Promissory note modification agreement made as of
          July 3, 1996, by Robert McKernan and West Coast                F-30

  21      Subsidiaries of West Coast                                     F-32

  23      Consent of Independent Auditors - Arthur Andersen LLP          F-33

 23.1     Consent of Independent Auditors - KPMG Peat Marwick LLP        F-34

  27      Financial Data Schedule


(1) These are executive  compensation  plans or  arrangements  as reported under
ITEM 13 part (a) 3 of this Form 10K

West Coast Bancorp and Subsidiaries
December 31, 1996

     (a) to West Coast's Registration Statement on Form S-1 (Registration No. 33-24069) filed with the Commission on August 31, 1988, and which is incorporated herein by reference

     (b) to Amendment No. 1 to West Coast's Registration Statement on Form S-1 (Registration No. 33-24069) filed with the Commission on October 21, 1988, and which is incorporated herein by reference

     (c) to West Coast's Annual Report on form 10-K for the fiscal year ended December 31, 1989 filed with the Commission, and which is incorporated herein by reference

     (d) to West Coast's Annual Report on form 10-K for the fiscal year ended December 31, 1991 filed with the Commission, and which is incorporated herein by reference

     (e) to West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the Commission, and which is incorporated herein by reference

     (f)  to West  Coast's  Report on Form 8-K filed on June 30,  1994 with the  commission,  and which is  incorporated  herein by reference

     (g) To West Coast's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the commission, and which is incorporated herein by reference

* Not Applicable

West Coast Bancorp and Subsidiaries
December 31, 1996

EXHIBIT 10.09


                              EMPLOYMENT AGREEMENT

         Agreement made effective as of September 1, 1996, by and between Sunwest Bank ("Company") and James G. LeSieur, III ("Executive").

         WHEREAS, the Board of Directors of the Company ("Board") desires to ensure the mutual benefits of the employment relationship with the Executive including continual service, effective leadership, and appropriate representation of the Company by the Executive; and

     WHEREAS, the Executive is willing to serve the Company on the terms and conditions herein provided;

         NOW, THEREFORE, in order to effect the foregoing, the parties hereto wish to enter into an employment agreement on the terms and conditions set forth below. Accordingly, in consideration of the premises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Employment. The Company hereby agrees to employ the executive, and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

         2.  Position  and  Responsibilities.   The  Executive  shall  serve  as
President and Chief Executive Officer of the Company and shall have such responsibilities, duties and authority as are generally associated with such positions and as may from time to time be assigned to the Executive by the Board that are consistent with such responsibilities, duties and authority. During the term of this Agreement, the Executive shall devote substantially all his time, attention, skill and efforts during normal business hours to the business and affairs of the Company.

         3. Term of Agreement. This Agreement shall commence on September 1, 1996 and shall continue in effect until August 31, 1997; provided, however, that commencing on September 1, 1997 and each September 1 thereafter, the term of this Agreement shall be automatically extended for one additional year without action by the parties unless at least 60 days prior to such September 1st date, the Company or the Executive shall have given written notice to the other that this Agreement shall not be extended.

         4.  Compensation and Related Matters.

                  (a) Salary. During the period of the Executive's employment hereunder, the Company shall pay to the executive a base salary of $140,000 per year, payable at regular intervals in accordance with the Company's normal payroll practices now or hereafter in effect.

                  (b) Incentive/Bonus Payments. During the period of the Executive's employment hereunder, the Executive shall participate in the Sunwest Bank Employee Incentive Program subject to the terms and conditions of such program.

                  (c) Special Bonus. If during the period of the Executive's employment hereunder, the Company, (i) is merged with and into another Person, (ii) 80% or more of its shares are sold to another Person or
         (iii) substantially all its assets are sold or transferred to another Person (in each case, being a "Control Transaction"), then, at the closing of such Control Transaction, the Executive shall be entitled to receive a lump sum cash bonus payment equal to a specified percentage by which the Purchase Price (as hereinafter defined) exceeds the sum of
         (x) $9,500,000 plus (y) the additional equity capital, if any, hereinafter infused into the Company before the closing of any Control Transaction (such sum being the "Base"). The amount of such bonus shall be computed as follows:

                 - If the Purchase Price is $10,500,000 or below, the Executive's bonus will be equal to 2% of the difference between the Purchase Price and the Base;

West Coast Bancorp and Subsidiaries
December 31, 1996

                  - If the Purchase Price is between $10,500,001 and $11,500,000, the Executive's bonus will be equal to 3% of the difference between the Purchase Price and the Base;

                  - If the Purchase Price is between $11,500,001 and $12,500,000, the Executive's bonus will be equal to 4% of the difference between the Purchase Price and the Base; or

                  - If the Purchase Price is greater than $12,500,000, the Executive's bonus will be equal to 5% of the difference between the Purchase Price and the Base;

         provided, however, that the maximum bonus payable under this Paragraph 4(c) shall not exceed $300,000. For purposes of this Paragraph 4(c) the term "Purchase Price" shall mean the entire amount of consideration paid in the Control Transaction including, without limitation, cash, securities, notes, future or contingent payment rights, other personal or real property or any combination thereof. For purposes of calculating the Purchase Price, securities which are included in the Purchase Price and which are traded on a national securities exchange or quoted on the NASDAQ National Market System shall be valued at the mean between the latest bid and asked prices prior to the closing of the Control Transaction. The value of all other securities or property to be paid in the Control Transaction whose value can not be readily determined shall be mutually agreed by the parties.

                  (d) Expenses. During the period of the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable and customary expenses incurred by the Executive in performing services hereunder in accordance with the general policies and procedures established by the Company.

                  (e) Employee Benefits. During the period of the Executive's employment hereunder, the Executive shall be entitled to participate in all employee benefit plans or arrangements of the Company on the same basis as other employees of the Company including, without limitation, plans or arrangements providing medical insurance, dental insurance, life insurance, disability insurance, sick leave, vacation, retirement and automobile allowance.

         5.  Termination by the Company.

                  (a) Cause. The Company shall have the right to terminate the Executive's employment hereunder for cause. The term "cause," as used herein, shall refer only to the following events:

                  (i) personal dishonesty, incompetence or willful misconduct;

                  (ii)     breach of fiduciary duty involving personal profit;

                  (iii)    intentional failure to perform stated duties;

                  (iv) willful violation of any law, rule, regulation or final cease and desist order (other than traffic violations or similar minor offenses); or

                  (v)      material breach of any provision of this Agreement.

         If the Company exercises its right under this Paragraph 5(a), the Executive's right to receive salary and all other benefits provided for hereunder shall terminate immediately upon the effective date of the termination for cause.

                  (b) At Will. The Company shall have the right to terminate the Executive's employment hereunder, without cause, upon the payment or provision to the Executive of his salary set forth in Paragraph 4(a) for the remaining term of this Agreement; provided, however, in no event shall such payment be for less than twelve months salary.

                  (c) Supervisory Suspension. If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Company's affairs by a notice served under Section 8(e)(3) or (g) (1) of the Federal Deposit Insurance Act or similar statute, rule or regulation, the Company's obligations under this Agreement shall be

West Coast Bancorp and Subsidiaries
December 31, 1996

         suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may, in its discretion, (I) pay the Executive all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

                  (d) Regulatory Removal. If the Executive is removed and/or permanently prohibited from participating in the conduct of the Company's affairs by an order issued under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulation, all obligations of the Company under this Agreement shall terminate as of the effective date of the order.

         6. Waivers not to be Continued. Any waiver by a party of any breach of this Agreement by another party shall not be construed as a continuing waiver or as a consent to any subsequent breach by the other party.

         7. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed, certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice.

                  A.       If to the Company, to:
                           535 East First Street
                           Tustin, CA  92680
                           Attention:  Chairman of the Board

                  B.       If to the Executive, to:

                           James G. LeSieur, III
                           535 East First Street
                           Tustin, CA  92680

and to such other or additional person or person as either party shall have designated to the other party in writing by like notice.

         8. Unauthorized Disclosure. During the period of his employment hereunder and for a period of two years following the cessation of such employment (irrespective of the reason therefor), the Executive shall not, except as required by any court, supervisory authority or administrative agency, without the written consent of the Board or a person authorized thereby, disclose to any person, other than an employee of the Company or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an employee of the Company, any confidential information obtained by him while in the employ of the Company; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the executive).

         9. Arbitration. Any dispute or controversy arising or in connection with this Agreement shall be settled exclusively by arbitration in the State of California in accordance with the rules of the American Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Company will continue to pay the Executive's full compensation in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all compensation, employee benefits and executive benefits in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved, except that no such continuation of compensation or benefits shall apply if the executive is terminated for cause under Paragraph 5(a) hereof. Judgment may be entered on the arbitrator's award in any court of competent jurisdiction.

         10.  General Provisions.

                  (a) Entire Agreement. This Agreement constitutes the entire agreement among the parties with respect to the subject matter hereof, and supersedes and replaces all prior agreements among or between the parties. No amendment, waiver or termination of any of the provisions hereof shall be effective unless in writing and signed by

West Coast Bancorp and Subsidiaries
December 31, 1996

          the party against whom it is sought to be enforced. Any written amendment, waiver, or termination hereof executed by the company and the Executive shall be binding upon them and upon all other Persons, without the necessity of securing the consent of any other Person, and no Person shall be deemed to be a third-party beneficiary under this Agreement.

                  (b) Person. "Person" as used in this Agreement means a natural person, joint venture, corporation, sole proprietorship, trust, estate, partnership, cooperative, association, non-profit organization or any other legally cognizable entity.

                  (c) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same Agreement.

                  (d) No Waiver. Except as otherwise expressly set forth herein, no failure on the part of any party hereto to exercise and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or remedy hereunder preclude any other or future exercise thereof or the exercise of any other right, power or remedy.

                  (e) Headings. The headings of the paragraphs of this Agreement have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

                  (f) Severability. If for any reason any provision of this Agreement is held invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in apart, such invalidity or unenforceability shall in no way effect the rest of such provision not held so invalid, and the rest of such provision, together with all other provisions of this Agreement, shall to the full extent consistent with law continue in full force and effect.

                  (g) Governing Law. This Agreement shall be governed and construed and the legal relationships of the parties determined in accordance with the laws of the State of California applicable to contracts executed and to be performed solely in the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above mentioned.


ATTEST:                                              SUNWEST BANK


________________________________            By:      __________________________

                                                     ---------------------------

                                                     ---------------------------
                                                              THE EXECUTIVE

_______________________________                      /s/ James G. LeSieur
Witness                                              James G. LeSieur, III

West Coast Bancorp and Subsidiaries
December 31, 1996

EXHIBIT 10.10

                              EMPLOYMENT AGREEMENT

         Agreement made effective as of September 1, 1996, by and between Sunwest Bank ("Company") and Frank E. Smith ("Executive").

         WHEREAS, the Board of Directors of the Company ("Board") desires to ensure the mutual benefits of the employment relationship with the Executive including continual service, effective leadership, and appropriate representation of the Company by the Executive; and

         WHEREAS, the Executive is willing to serve the Company on the terms and conditions herein provided;

         NOW, THEREFORE, in order to effect the foregoing, the parties hereto wish to enter into an employment agreement on the terms and conditions set forth below. Accordingly, in consideration of the premises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Employment. The Company hereby agrees to employ the executive, and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

         2. Position and Responsibilities. The Executive shall serve as Senior Vice President and Chief Financial Officer of the Company and shall have such responsibilities, duties and authority as are generally associated with such positions and as may from time to time be assigned to the Executive that are consistent with such responsibilities, duties and authority. During the term of this Agreement, the Executive shall devote substantially all his time, attention, skill and efforts during normal business hours to the business and affairs of the Company.

         3. Term of Agreement. This Agreement shall commence on September 1, 1996 and shall continue in effect until August 31, 1997; provided, however, that commencing on September 1, 1997 and each September 1 thereafter, the term of this Agreement shall be automatically extended for one additional year without action by the parties unless at least 60 days prior to such September 1st date, the Company or the Executive shall have given written notice to the other that this Agreement shall not be extended.

         4.  Compensation and Related Matters.

                  (a) Salary. During the period of the Executive's employment hereunder, the Company shall pay to the executive a base salary of $125,000 per year, payable at regular intervals in accordance with the Company's normal payroll practices now or hereafter in effect.

                  (b) Incentive/Bonus Payments. During the period of the Executive's employment hereunder, the Executive shall participate in the Sunwest Bank Employee Incentive Program subject to the terms and conditions of such program.

                  (c) Special Bonus. If during the period of the Executive's employment hereunder, the Company, (i) is merged with and into another Person, (ii) 80% or more of its shares are sold to another Person or
         (iii) substantially all its assets are sold or transferred to another Person (in each case, being a "Control Transaction"), then, at the closing of such Control Transaction, the Executive shall be entitled to receive a lump sum cash bonus payment equal to a specified percentage by which the Purchase Price (as hereinafter defined) exceeds the sum of
         (x) $9,500,000 plus (y) the additional equity capital, if any, hereinafter infused into the Company before the closing of any Control Transaction (such sum being the "Base"). The amount of such bonus shall be computed as follows:

                  - If the Purchase Price is $10,500,000 or below, the Executive's bonus will be equal to 1% of the difference between the Purchase Price and the Base;

West Coast Bancorp and Subsidiaries
December 31, 1996

                  - If the Purchase Price is between $10,500,001 and $11,500,000, the Executive's bonus will be equal to 1.5% of the difference between the Purchase Price and the Base;

                  - If the Purchase Price is between $11,500,001 and $12,500,000, the Executive's bonus will be equal to 2% of the difference between the Purchase Price and the Base; or

                  - If the Purchase Price is greater than $12,500,000, the Executive's bonus will be equal to 2.5% of the difference between the Purchase Price and the Base;

         provided, however, that the maximum bonus payable under this Paragraph 4(c) shall not exceed $150,000. For purposes of this Paragraph 4(c) the term "Purchase Price" shall mean the entire amount of consideration paid in the Control Transaction including, without limitation, cash, securities, notes, future or contingent payment rights, other personal or real property or any combination thereof. For purposes of calculating the Purchase Price, securities which are included in the Purchase Price and which are traded on a national securities exchange or quoted on the NASDAQ National Market System shall be valued at the mean between the latest bid and asked prices prior to the closing of the Control Transaction. The value of all other securities or property to be paid in the Control Transaction whose value can not be readily determined shall be mutually agreed by the parties.

                  (d) Expenses. During the period of the Executive's employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable and customary expenses incurred by the Executive in performing services hereunder in accordance with the general policies and procedures established by the Company.

                  (e) Employee Benefits. During the period of the Executive's employment hereunder, the Executive shall be entitled to participate in all employee benefit plans or arrangements of the Company on the same basis as other employees of the Company including, without limitation, plans or arrangements providing medical insurance, dental insurance, life insurance, disability insurance, sick leave, vacation, retirement and automobile allowance.

         5.  Termination by the Company.

                  (a) Cause. The Company shall have the right to terminate the Executive's employment hereunder for cause. The term "cause," as used herein, shall refer only to the following events:

                  (i) personal dishonesty, incompetence or willful misconduct;

                  (ii)     breach of fiduciary duty involving personal profit;

                  (iii)    intentional failure to perform stated duties;

                  (iv) willful violation of any law, rule, regulation or final cease and desist order (other than traffic violations or similar minor offenses); or

                  (v)      material breach of any provision of this Agreement.

         If the Company exercises its right under this Paragraph 5(a), the Executive's right to receive salary and all other benefits provided for hereunder shall terminate immediately upon the effective date of the termination for cause.

                  (b) At Will. The Company shall have the right to terminate the Executive's employment hereunder, without cause, upon the payment or provision to the Executive of his salary set forth in Paragraph 4(a) for the remaining term of this Agreement; provided, however, in no event shall such payment be for less than twelve months salary.

          (c) Supervisory Suspension. If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Company's affairs by a notice served under Section 8(e)(3) or (g) (1) of the Federal Deposit Insurance Act or similar statute, rule or regulation, the Company's obligations under this Agreement shall be

West Coast Bancorp and Subsidiaries
December 31, 1996

          suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may, in its discretion, (I) pay the Executive all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

                  (d) Regulatory Removal. If the Executive is removed and/or permanently prohibited from participating in the conduct of the Company's affairs by an order issued under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulation, all obligations of the Company under this Agreement shall terminate as of the effective date of the order.

         6. Waivers not to be Continued. Any waiver by a party of any breach of this Agreement by another party shall not be construed as a continuing waiver or as a consent to any subsequent breach by the other party.

         7. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed, certified or registered mail, return receipt requested, with postage prepaid, to the following addresses or to such other address as either party may designate by like notice.

                  A.       If to the Company, to:
                           535 East First Street
                           Tustin, CA  92680
                           Attention:  Chairman of the Board

                  B.       If to the Executive, to:

                           Frank E. Smith
                           535 East First Street
                           Tustin, CA  92680

and to such other or additional person or person as either party shall have designated to the other party in writing by like notice.

         8. Unauthorized Disclosure. During the period of his employment hereunder and for a period of two years following the cessation of such employment (irrespective of the reason therefor), the Executive shall not, except as required by any court, supervisory authority or administrative agency, without the written consent of the Board or a person authorized thereby, disclose to any person, other than an employee of the Company or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an employee of the Company, any confidential information obtained by him while in the employ of the Company; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the executive).

         9. Arbitration. Any dispute or controversy arising or in connection with this Agreement shall be settled exclusively by arbitration in the State of California in accordance with the rules of the American Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Company will continue to pay the Executive's full compensation in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all compensation, employee benefits and executive benefits in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved, except that no such continuation of compensation or benefits shall apply if the executive is terminated for cause under Paragraph 5(a) hereof. Judgment may be entered on the arbitrator's award in any court of competent jurisdiction.

         10.  General Provisions.

               (a) Entire Agreement. This Agreement constitutes the entire agreement among the parties with respect to the subject matter hereof, and supersedes and replaces all prior agreements among or between the parties. No amendment, waiver or termination of any of the provisions hereof shall be effective unless in writing and signed by

West Coast Bancorp and Subsidiaries
December 31, 1996

          the party against whom it is sought to be enforced. Any written amendment, waiver, or termination hereof executed by the company and the Executive shall be binding upon them and upon all other Persons, without the necessity of securing the consent of any other Person, and no Person shall be deemed to be a third-party beneficiary under this Agreement.

                  (b) Person. "Person" as used in this Agreement means a natural person, joint venture, corporation, sole proprietorship, trust, estate, partnership, cooperative, association, non-profit organization or any other legally cognizable entity.

                  (c) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same Agreement.

                  (d) No Waiver. Except as otherwise expressly set forth herein, no failure on the part of any party hereto to exercise and no delay in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or remedy hereunder preclude any other or future exercise thereof or the exercise of any other right, power or remedy.

                  (e) Headings. The headings of the paragraphs of this Agreement have been inserted for convenience of reference only and shall in no way restrict or modify any of the terms or provisions hereof.

                  (f) Severability. If for any reason any provision of this Agreement is held invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in apart, such invalidity or unenforceability shall in no way effect the rest of such provision not held so invalid, and the rest of such provision, together with all other provisions of this Agreement, shall to the full extent consistent with law continue in full force and effect.

                  (g) Governing Law. This Agreement shall be governed and construed and the legal relationships of the parties determined in accordance with the laws of the State of California applicable to contracts executed and to be performed solely in the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above mentioned.


ATTEST:                                              SUNWEST BANK


________________________________            By:  _______________________________

                                                 -------------------------------

                                                 -------------------------------

                                                              THE EXECUTIVE


_________________________________                    /s/ Frank E. Smith
Witness                                              Frank E. Smith

West Coast Bancorp and Subsidiaries
December 31, 1996

EXHIBIT 10.10

                     PROMISSORY NOTE MODIFICATION AGREEMENT

This Promissory Note Modification Agreement (this "Agreement") is made as of July 3, 1996, by ROBERT MCKERNAN, an individual ("McKernan"), and WEST COAST BANCORP, a California corporation ("Borrower").

                               Factual Background

A. Borrower executed a Promissory Note dated June 30, 1991 (the "CGI Note"), as maker, in favor of The Centennial Group, Inc., "Centennial") as payee, in the stated principal amount of $531,855.85. The CGI Note was modified on June 30, 1994 by way of a Promissory Note Modification Agreement of same date.

B. Borrower executed a Promissory Note dated June 30, 1991 (the "CCI Note"), as maker, in favor of Centennial Capital, Inc., as payee, in the stated principal amount of $33,536.29. Centennial Capital, Inc. has assigned its interest in the CCI Note to Centennial. The CCI Note was modified on June 30, 1994 by way of a Promissory Note Modification Agreement of same date.

C. McKernan by way of assignments Dated July 2, 1996 became the Owner of the CGI Note and CCI Note.

D. Pursuant to the term of this Agreement, Borrower and McKernan have agreed to modify the CGI Note and CCI Note (collectively the "McKernan Notes") as set forth below.

                                    Agreement

Therefore, Borrower and McKernan agree as follows:

1. Recitals. The recitals set forth above in the Factual Background are true, accurate and correct.

2. Modification of Note. Effective as of July 3, 1996, and pursuant to the conditions in section 3 of this Agreement, the McKernan Notes are hereby amended as follows:

2.1 All prior installment due as of June 30, 1996 will be modified to be paid according to the following paragraphs (a), (b) and (c):

(a) The Maturity Date of the Note will be extended to June 30, 1999.

(b) Borrower will make quarterly payments on the McKernan Notes of $12,000 beginning on September 30, 1996 and each quarter thereafter until maturing June 30, 1999 when all principal plus accrued interest will be due and payable. Each quarterly payment will be applied to principal first with all remaining unpaid interest accruing on the Note. McKernan will credit the $12,000 quarterly payment by applying $11,280 to the CGI Note and $720 to the CCI Note.

(c) All other terms of the McKernan Notes will remain the same.

3. Borrower Requirements

Borrower agrees to satisfy each of the following:

3.1 Borrower shall provide McKernan with fully executed originals of this Agreement, and any other documents which McKernan may require or request in accordance with this Agreement.

4. Borrower's representations and Warranties.

West Coast Bancorp and Subsidiaries
December 31, 1996

4.1 All representations and warranties made and given by Borrower in this Agreement and any and all documents executed in connection with this Agreement are true, accurate and correct.

4.2 Borrower has obtained any and all approvals from any local, state or federal agencies and/or banking authorities and its Board of Directors to enter into this Agreement.

4.3 Borrower continues to be a corporation which is duly organized and validly existing under the laws of the State of California, and qualified to do business in the State of California.

5. Incorporation. This Agreement shall form a part of the McKernan Notes, and all references to the McKernan Notes shall mean that document as hereby modified.

6. No Impairment. Except as specifically hereby amended, the McKernan Notes shall remain unaffected by this Agreement and shall remain in full force and effect.

7. Integration. The McKernan Notes, including this Agreement: (a) integrate all the terms and conditions mentioned in or incidental to the McKernan Notes; (b) supersede all oral negotiations and prior and other writing with respect to their subject matter; and (c) are intended by the parties as the final expression of the agreement with respect to the terms and conditions set forth in those documents and as the complete and exclusive statement of the terms agreed to by the parties. If there is any conflict between the terms, conditions and provisions of this Agreement and those of any other agreement or instrument, the terms, conditions and provisions of this Agreement shall prevail.

8. Miscellaneous. This Agreement and any attached consents or exhibits requiring signatures may be executed in counterparts, and all counterparts shall constitute but one and the same document. If any court of competent jurisdiction determines any provision of this Agreement or any of the other loan documents to be invalid, illegal or unenforceable, that portion shall be deemed severed from the rest, which shall remain in full force and effect as though the invalid, illegal or unenforceable portion had never been a part of the McKernan Notes. This Agreement shall be governed by the laws of the State of California, without regard to the choice of law rules of that State. As used here, the word "include(s)" means "include(s), without limitation," and the word "including" means "including, but not limited to."

West Coast Bancorp, a California corporation

By: /s/ John B. Joseph

Name: John B. Joseph

Title: CEO

ROBERT MCKERNAN, an individual

By: /s/Robert McKernan

Name: Robert McKernan

West Coast Bancorp and Subsidiaries
December 31, 1996

EXHIBIT 21





WEST COAST BANCORP

Subsidiaries of West Coast Bancorp


Subsidiaries

Centennial Beneficial Loan Corp.

Chancellor Financial Services, Inc.

WCV, Inc. (formerly Heritage Thrift & Loan)

North Orange County Bancorp

Sunwest Leasing Corp.

Sunwest Bank

West Coast Reality Finance

West Coast Bancorp and Subsidiaries
December 31, 1996


EXHIBIT 23




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors
West Coast Bancorp
Newport Beach, California

As independent public accountants, we hereby consent to the incorporation of our report dated March 3, 1997 included in this Form 10-KSB into the Company's previously filed Registration Statement File No. 33-25859 on Form S-8.







                                 /s/ Arthur Andersen LLP
                                 Arthur Andersen LLP


Orange County, California
March 24, 1997

West Coast Bancorp and Subsidiaries
December 31, 1996


EXHIBIT 23.1




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors
West Coast Bancorp:

We consent to incorporation by reference in the registration statement (No. 33-25859) on Form S-8 of West Coast Bancorp of our report dated February 29, 1996, relating to the consolidated balance sheet of West Coast Bancorp and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows the year ended December 31, 1995, which report appears in the December 31, 1996, annual report on Form 10-KSB of West Coast Bancorp.


KPMG PEAT MARWICK LLP



/s/ KPMG PEAT MARWICK LLP

Orange County, California
March  24, 1997

West Coast Bancorp and Subsidiaries
December 31, 1996