Form 10QSB
period 1997-03-31
WEST COAST BANCORP /CA/
filed 1997-05-15
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


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

              Number of shares outstanding of each of the issuer's
                 classes of common equity as of April 30, 1997:

                                    9,168,942

             Transitional Small Business Disclosure Format Yes  No X
                                                              --  --


                      This document contains a total of 18 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                         March 31,  December 31,
(in thousands, except share data)                          1997         1996
                                                         -----------------------
ASSETS
Cash and due from bank                                    $   6,838   $   7,246
Interest-bearing deposits with
     financial institutions                                     793       1,982
Investment securities held to maturity -
     approximate fair value of $2,626 in
     1996                                                        --       2,607
Investment securities available-for-sale
     at fair value                                            9,448       2,680
Federal funds sold                                            7,400      10,100

Loans                                                        86,949      82,657
Less allowance for credit losses                             (2,887)     (2,848)
                                                         -----------------------
     Net loans                                               84,062      79,809
                                                         -----------------------
Real estate owned, net                                        1,243       1,243
Premises and equipment, net                                     807         932
Refundable and deferred taxes                                   870         870
Other assets                                                  1,009       1,518
                                                         -----------------------
                                                          $ 112,470   $ 108,987
                                                         =======================
LIABILITIES
Deposits:
     Demand, non-interest bearing                         $  34,470   $  33,983
     Savings, money market & interest
       bearing demand                                        35,655      34,342
     Time certificates under $100,000                        20,613      18,260
     Time certificates of $100,000 or more                    8,935       8,972
                                                         -----------------------
     Total deposits                                          99,673      95,557

Other borrowed funds                                            822         834
Other liabilities                                               971       1,642
                                                         -----------------------
     Total liabilities                                      101,466      98,033

Commitments and Contingencies
Minority interest in subsidiary                               4,866       4,819
                                                         -----------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,168,942 shares
     issued and outstanding in 1997 and 1996                 30,176      30,176
Securities valuation allowance                                  (59)        (25)
Accumulated deficit                                         (23,979)    (24,016)
                                                         -----------------------
     Total shareholders' equity                               6,138       6,135
                                                         -----------------------
                                                          $ 112,470   $ 108,987
                                                         =======================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended
(in thousands,                                           March 31,
 except share data)                                  1997        1996
                                                   ---------------------
INTEREST INCOME
Loans, including fees                              $ 2,147     $ 2,032
Investment securities                                  114         118
Deposits with banks                                     20          62
Federal funds sold                                     144         177
                                                   ---------------------
     Total interest income                           2,425       2,389

INTEREST EXPENSE
Interest on deposits                                   519         571
Other                                                   46         151
                                                   ---------------------
     Total interest expense                            565         722
                                                   ---------------------
     Net interest income                             1,860       1,667

Provision for credit losses                             --         (14)
                                                   ---------------------
     Net interest income after
     provision for credit losses                     1,860       1,681

Other operating income                                 171         282
Other operating expenses                             1,901       1,919
(Loss) gain on liquidation of WCV, Inc.                 (1)        122
Minority interest expense                               92          --
Loss on sale of Sunwest shares                          --         437
                                                   ---------------------
     Income (loss) before income taxes                  37        (271)

Income taxes                                            --          --
                                                   ---------------------

     Net income (loss)                             $    37     $  (271)
                                                   =====================

Net income (loss) per common share                 $   . -     $  (.03)
                                                   =====================

Weighted average number of common
     and shares outstanding                          9,169       9,169
                                                   =====================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                              Common Stock     Securities               Share-
                              ------------     Valuation     Accum.    holders'
(in thousands)                Shares Amount    Allowance    Deficit     Equity
                              --------------------------------------------------

Balance at December 31, 1996  9,169  $  30,176  $    (25)   $ (24,016) $  6,135
Net income                        -          -         -           37        37
Change in securities
  valuation allowance             -          -       (34)           -       (34)
                              --------------------------------------------------
Balance at March 31, 1997     9,169  $  30,176  $    (59)   $ (23,979) $  6,138
                              ==================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
(in thousands)                                             1997          1996
                                                         -----------------------
Cash flows from operating activities:
   Net income (loss)                                     $    37    $      (271)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                             104            139
   Provision (benefit) for credit losses                       -            (14)
   Net change in receivables, payables and other assets     (215)            42
   Write-downs of real estate owned                            -             71
   Minority interest expense                                  92              -
   Loss (gain) on discontinued businesses                      1           (122)
   Gain on sale of B&PB shares                                 -            (93)
   Expected loss on sale of Sunwest shares                     -            437
                                                         -----------------------
   Net cash provided by operating activities                  19            189


                                                                     (Continued)


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
(in thousands)                                                     March 31,
                                                              1997          1996
Cash flows from investing activities:                     ----------------------
   Proceeds from maturity of interest bearing cash
     with an original maturity greater than 90 days       $   1,288    $    788
   Purchases of interest bearing cash                           (99)       (496)
   Proceeds from maturity of investment securities
     held to maturity                                             -       2,536
   Purchase of investment securities available for sale (4,455) (1,988) Proceeds from maturity of investment securities
     available for sale                                         294           -
   Net (increase) decrease in loans                          (4,253)      1,919
   Proceeds from sales of real estate owned                       -          96
   Purchase of premises and equipment                            (6)        (51)
                                                          ----------------------
   Net cash (used in) provided by investing activities       (7,231)      2,804

Cash flows from financing activities:
   Net increase (decrease) in deposits                        4,116      (4,788)
   Proceeds from sale of B&PB stock                               -         407
   Payments for notes payable to affiliates,
     subordinated debt and other borrowed funds                 (12)        (41)
   Loan proceeds from affiliate                                   -          18
                                                          ----------------------
   Net cash provided by (used in) financing activities        4,104      (4,404)
                                                          ----------------------
(Decrease) increase in cash and cash equivalents             (3,108)      1,411

Beginning cash and cash equivalents                          17,346      21,907
                                                          ----------------------
Ending cash and cash equivalents                          $  14,238    $ 20,496
                                                          ======================

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                             $     557    $    728
     Income taxes                                                 -           -

Supplemental schedule of non-cash investing
   and financing activities:
     Transfer of investment security from held to maturity
       to available for sale                              $   2,553    $      -
     Transfer of loans to real estate owned                       -         672
     Reclassification of fixed assets to other assets             -         133


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the periods ended March 31, 1997 and 1996 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

         On February 29, 1996, West Coast Bancorp ("West Coast") and Sunwest Bank ("Sunwest") entered into an agreement with Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest for $2,520,000 and for Sunwest to issue and sell 15 new shares for $1,051,000. On September 13, 1996, the sale closed. West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.

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

(4)      LOANS

         A summary of loans follows:

                                                        March 31,   December 31,
         (in thousands)                                   1997          1996
                                                        ------------------------
         Real estate mortgage loans                     $ 59,699       $ 54,938
         Commercial loans not secured by real estate      24,875         25,300
         Personal loans not secured by real estate         2,701          2,728
         Less unearned income, discounts and fees           (326)          (309)
                                                        ------------------------
                                                        $ 86,949       $ 82,657
                                                        ========================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)



(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                                            Three Months Ended
                                                                  March 31,
         (in thousands)                                     1997           1996
                                                       -------------------------
         Depositor charges                             $      142     $     150
         Service charges, commissions & fees                   11            12
         Gain on sale of B&PB stock                             -            93
         Other income                                          18            27
                                                       -------------------------
                                                       $      171     $     282
                                                       =========================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                                            Three Months Ended
                                                                  March 31,
         (in thousands)                                     1997           1996
                                                         -----------------------
         Salaries and employee benefits                  $    889     $     919
         Occupancy                                            300           229
         Depreciation and amortization                        104           139
         Customer service                                     119            93
         Data processing                                      117            58
         Advertising and promotion                             67            37
         Professional services                                 48            87
         Director fees                                         39            17
         Printing & postage                                    23            30
         Telephone and telefax                                 23            21
         Stationary and supplies                               19            37
         Regulatory fees and assessments                       15            48
         Net cost of operation of real estate owned             4            68
         Miscellaneous                                        134           136
                                                         -----------------------
                                                         $  1,901     $   1,919
                                                         =======================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month periods ended March 31, 1997 and 1996. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business - Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

GENERAL

The Company recorded net income of $37,000, or less than 1 cent per share, during the three months ended March 31, 1997, as compared with a loss of $271,000, or $.03 per share, during the same period in 1996. The income in 1997 versus the loss in 1996 occurred primarily because Sunwest had higher earnings and West Coast had no interest expense from the 10% convertible subordinated debentures that were repaid in October 1996.

During 1996 Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., purchased 43.5% of Sunwest's common stock and purchased West Coast's remaining shares of Business & Professional Bank. See note 1 of the "Notes to the Consolidated Financial Statements" for additional information on these transactions.

The Company had total assets, loans and deposits as follows:


                           March 31,   December 31,   March 31,   December 31,
                             1997         1996          1996         1995
(in thousands)           -----------------------------------------------------
Total assets             $ 112,470     $ 108,987      $ 109,171   $ 113,654
Loans                       86,949        82,657         76,528      79,000
Deposits                    99,673        95,557         97,874     102,662


The $10 million increase in loans from March 31, 1996 to March 31, 1997, occurred from the increased marketing effort and improved loan demand in Sunwest's market area.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


RESULTS OF OPERATIONS

GENERAL
Net income was $37,000 for the quarter ended March 31, 1997, compared to a loss of $271,000 for the same period in 1996. The increase in 1997 first quarter net income resulted from a $76,000 increase in earnings at its 56.5 percent owned subsidiary, Sunwest Bank and $103,000 of lower interest expense from reduced debt levels at West Coast. These increases were offset by recognition of $92,000 of minority interest expense in Sunwest earnings resulting from the sale of Sunwest shares in September 1996, and certain non-recurring items recorded during 1996. The 1996 non-recurring items consisted of a $437,000 estimated loss on the sale of Sunwest shares, a $122,000 gain on liquidation of a subsidiary of West Coast (WCV, Inc.) resulting from a reimbursement received from the State of California's Underground Storage Tank Cleanup Fund, and a $93,000 gain on the sale of Business & Professional Bank stock.

NET INTEREST INCOME
Net interest income increased $193,000 or 12% from the first quarter of 1996 to the same period in 1997. Sunwest increased its net interest income by $84,000 by increasing interest income $36,000 from an increase in loans (the highest yielding earning asset) and decreasing interest expense $48,000 from lower use of time deposits (the highest cost deposits) as a funding source. West Coast increased its net interest income by $109,000 from paying off its 10% subordinated debentures and other notes payable in October 1996.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 1997 and 1996 (dollars in millions):



                                             1997                 1996
                                       Average   Yields/    Average   Yields/
                                       Balance   Rates      Balance   Rates
                                       --------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees                $  83.3   10.30%     $  77.0   10.55%
Investment securities                      7.2    6.36          7.9    6.00
Federal funds sold                        10.8    5.30         12.9    5.49
Interest-bearing deposits
     with financial institutions           1.5    5.31          3.9    6.43
                                       --------------------------------------
Total interest-earning assets            102.8    9.43        101.7    9.40

Allowance for credit losses               (2.8)                (3.9)
Cash and due from banks                    6.3                  5.8
Other assets                               4.1                  6.9
                                       --------------------------------------
                                       $ 110.4              $ 110.5
                                       ======================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                          $  27.0    5.25%     $  28.5    5.41%
Savings deposits                           4.7    1.92          5.0    1.99
Interest-bearing demand deposits          30.5    1.85         32.7    1.97
Other                                      1.0   22.17          4.6   13.19
                                       --------------------------------------
Total interest-bearing liabilities        63.2    3.57         70.8    4.08

Minority interest                          4.8                   .-
Demand deposits                           34.5                 33.3
Other liabilities                          1.6                  1.0
Shareholders' equity                       6.3                  5.4
                                       --------------------------------------
                                       $ 110.4              $ 110.5
                                       ======================================
Net interest margin                               5.85%                5.32%
Net yield on interest-earning assets              7.23                 6.56

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1997 versus 1996 periods are summarized as follows (in thousands):

                                                  Three Months Ended March 31,
                                                  ------------------------------
                                                  Asset/     Interest
                                                  Liability  Rate
                                                  Changes    Changes    Total
                                                  ------------------------------
Changes in:
     Interest income                              $   92     $  (56)    $   36
     Interest expense                                (84)       (73)      (157)
                                                  ------------------------------
Net interest income                               $  176     $   17     $  193
                                                  ==============================

The increase in net interest income resulted primarily from volume and rate declines in average interest bearing liabilities. These declines were caused primarily by West Coast paying off its subordinated debentures and notes payable to affiliates, and Sunwest decreasing its use of time deposits (the highest cost deposits) as a funding source. The net interest margin and net yield on interest-earning assets increased 53 and 67 basis points, respectively from the items described above.

Loans on which the accrual of interest had been discontinued at March 31, 1997 and 1996 amounted to $1,001,000 and $3,903,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $12,000 and $116,000 in the first quarters of 1997 and 1996, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 5 and 46 basis points during the first quarters of 1997 and 1996, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1996.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


NONPERFORMING ASSETS AND PROVISION FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for credit losses during the periods indicated (in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                        1997           1996
                                                     --------------------------
Allowance for credit losses
     balance at beginning of period                  $ 2,848        $ 3,820

Charge-offs                                               (5)           (48)
Recoveries                                                44            167
                                                     --------------------------
Net recovery                                              39            119

Provision (benefit) for credit losses                      -            (14)
                                                     --------------------------
Allowance for credit losses
     balance at end of period                        $ 2,887        $ 3,925
                                                     ==========================

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the first quarters 1997 and 1996 are a result of improved asset quality and the high levels of charge-offs in previous years.

Management believes that the allowance for credit losses at March 31, 1997 of $2,887,000 or 3.32% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997



A summary of nonperforming assets follows (dollars in thousands):

                           March 31,   December 31,   March 31,   December 31,
                             1997          1996         1996           1995
                           -------------------------------------------------
Nonaccrual loans           $ 1,001     $   931        $ 3,903     $ 4,153
Loans 90 days past due
     and still accruing         49          43             28          25
                           -------------------------------------------------
Nonperforming loans          1,050         974          3,931       4,178
Real estate owned            1,243       1,243          3,138       2,637
                           -------------------------------------------------
Nonperforming assets       $ 2,293     $ 2,217        $ 7,069     $ 6,815
                           =================================================
Nonperforming loans/
    Total loans               1.21%       1.18%          5.14%       5.29%
Nonperforming assets/
    Total assets              2.04        2.03           6.48        6.00
                           =================================================


Nonperforming assets have decreased from $6.8 million at December 31, 1995 to $2.3 million at March 31, 1997. This was accomplished primarily from $3.2 million of real estate owned sales in 1996, which included $2.0 million of nonaccrual loans transferred to real estate owned during 1996.

Restructured loans that were performing substantially in accordance with their modified terms totaled $3,103,000 at March 31, 1997. Restructured loans totaling $554,000 were on nonaccrual status at March 31, 1997.

OTHER OPERATING INCOME

Other operating income decreased by $111,000 for the three months ended March 31, 1997, as compared with the same period in 1996. See notes (1) and (5) of the notes to consolidated financial statements. The decrease was a result of West Coast recording a $93,000 gain on sale of B&PB stock in 1996.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


OTHER OPERATING EXPENSES

Other operating expenses have remained relatively unchanged from the three months ended March 31, 1996 to the same period in 1997. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                    ----------------------
Other operating expenses                            $ 1,901     $ 1,919

Other operating expenses
  (annualized)/average assets                          6.88%       6.95%
Other operating expenses/interest
   and other operating income                          73.2%       71.8%
                                                    ======================

While total operating expenses remained relatively unchanged, the most significant decreases are as follows: net cost of operation of real estate owned decreased $64,000 from lower levels of foreclosed assets, professional services decreased $39,000 due primarily to resolving a billing dispute with a vendor, and depreciation & amortization decreased $35,000 from assets becoming fully depreciated. The most significant increases included occupancy expenses increasing $71,000 from recording $56,000 of estimated future subleases losses during the quarter ended March 31, 1997. These losses were a result of Sunwest subleasing excess space to unaffiliated parties. Total costs from Sunwest's lease with its landlord, tenant improvement costs, commissions for the sublease and expected maintenance costs for the sublease period exceeded expected rental income on the subleases. Data processing expenses increased $59,000 primarily due to an adjust received from a vendor in 1996.

The Company strives to decrease non-interest expenses where opportunity exists while growing the loans and deposits of the Company. Occupancy expenses are expected to decrease from the closure of the Santa Ana facility on April 1 and from additional sublease rental income during the remainder of 1997.

INCOME TAXES

The Company and Sunwest did not recognize any significant income tax expense or benefit during the three months ended March 31, 1997 or 1996. Sunwest had $4.7 million of net deferred tax assets and approximately $9.2 million of net operating loss carryforwards at December 31, 1996. Excluding the Sunwest amounts, the Company had $4.2 million of net operating loss carryforwards at December 31, 1996.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

For all the periods presented a valuation allowance has been recorded to offset most or all of the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. At December 31, 1996, Sunwest recognized a $870,000 deferred tax asset due to its improved earnings and expected tax preference items. Sunwest and the Company may adjust the valuation allowance and the corresponding tax benefit in earnings in 1997 based on increases in expected earnings and changes in tax preference items.


LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 20% at March 31, 1997 and 18% at December 31, 1996. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first quarter of 1997 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1997.

West Coast received $493,000 in February 1997 from the purchase price adjustment that originated from the sale of 15 shares of Sunwest stock. No significant cash receipts are expected for the remainder of 1997. At March 31, 1997, West Coast had cash totaling $782,000.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


West Coast paid $120,000 of accrued directors' fees in February 1997. These fees were accrued for the period October 1994 through January 1997. Directors' fees are now paid at the rate of $250 per director per meeting attended. West Coast anticipates other cash expenditures during 1997 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1997 includes quarterly payments on the notes payable of $12,000 each. Principal and interest outstanding under these notes totaled $468,000 at March 31, 1997. Unpaid principal and interest is also due June 30, 1999. West Coast anticipates that other operating expenses will be approximately $100,000 during the remainder of 1997 plus $40,000 of salary to the President of West Coast. The President's salary and incentives was reduced from $158,000 to $60,000 effective May 1, 1997, at which time the deferral of his salary will be discontinued. Prior deferred salaries and incentives payable to the President totaled $514,000 at April 30, 1997. This amount cannot be paid without approval by the Federal Reserve Board. Funds to repay the notes payable and deferred salaries will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.


CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 12.72%, 13.99% and 10.25% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 1997, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is considered "well capitalized" under the regulatory capital guidelines.

The Company had no material commitments for capital expenditures as of March 31, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                 MARCH 31, 1997

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

         Exhibit 27 - Financial Data Schedule for March 31, 1997

(b)      Reports on Form 8-K

         None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



WEST COAST BANCORP





        /s/John B. Joseph                                 May 13, 1997
        -----------------------------------------         ----------------------
        John B. Joseph                                    Date
        Chief Executive Officer





        /s/Frank E. Smith                                 May 13, 1997
        -----------------------------------------         ----------------------
        Frank E. Smith                                    Date
        Chief Financial Officer