Form 10QSB
period 1997-06-30
WEST COAST BANCORP /CA/
filed 1997-08-15
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

              Number of shares outstanding of each of the issuer's
                  classes of common equity as of July 31, 1997:

                                    9,168,942

             Transitional Small Business Disclosure Format Yes No X



                   This document contains a total of 18 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                         June 30,   December 31,
(in thousands, except share data)                          1997         1996
                                                        ------------------------
ASSETS
Cash and due from bank                                  $   6,414    $   7,246
Interest-bearing deposits with
     financial institutions                                   199        1,982
Investment securities held to maturity -
     approximate fair value of $2,626 in
     1996                                                       -        2,607
Investment securities available-for-sale
     at fair value                                         13,205        2,680
Federal funds sold                                         13,300       10,100

Loans                                                      86,236       82,657
Less allowance for credit losses                           (2,740)       2,848)
                                                        ------------------------
     Net loans                                             83,496       79,809
                                                        ------------------------
Real estate owned, net                                      1,243        1,243
Premises and equipment, net                                   739          932
Refundable and deferred taxes                               1,177          870
Other assets                                                1,188        1,518
                                                        ------------------------
                                                        $ 120,961    $ 108,987
                                                        ========================
LIABILITIES
Deposits:
     Demand, non-interest bearing                       $  39,503    $  33,983
     Savings, money market & interest bearing demand       35,364       34,342
     Time certificates under $100,000                      21,523       18,260
     Time certificates of $100,000 or more                 10,777        8,972
                                                        ------------------------
     Total deposits                                        107,167      95,557

Other borrowed funds                                           811         834
Other liabilities                                            1,076       1,642
                                                        ------------------------
     Total liabilities                                     109,054      98,033

Commitments and contingencies
Minority interest in subsidiary                              5,284       4,819
                                                        ------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,168,942 shares
     issued and outstanding in 1997 and 1996                30,176      30,176
Securities valuation allowance                                  15         (25)
Accumulated deficit                                        (23,568)    (24,016)
                                                        ------------------------
     Total shareholders' equity                              6,623       6,135
                                                        ------------------------
                                                        $  120,961   $ 108,987
                                                        ========================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Six Months Ended    Three Months Ended
(in thousands,                               June 30,              June 30,
 except share data)                      1997        1996    1997          1996
                                       -----------------------------------------
INTEREST INCOME
Loans, including fees                  $ 4,393    $ 4,039    $ 2,246    $ 2,007
Investment securities                      305        213        191         95
Deposits with banks                         25        109          5         47
Federal funds sold                         318        376        174        199
                                       -----------------------------------------
     Total interest income               5,041      4,737      2,616      2,348

INTEREST EXPENSE
Interest on deposits                     1,110      1,079        591        508
Other                                       91        309         45        158
                                       -----------------------------------------
     Total interest expense              1,201      1,388        636        666
                                       -----------------------------------------
     Net interest income                 3,840      3,349      1,980      1,682

Provision for credit losses                 --        (56)        --        (42)
                                       -----------------------------------------
     Net interest income after
         provision for credit losses     3,840      3,405      1,980      1,724

Other operating income                     338        658        167        376
Other operating expenses                 3,573      3,935      1,672      2,016
(Loss) gain on liquidation of
   WCV, Inc.                                (4)       152         (3)        30
Minority interest expense                  454         --        362         --
Loss on sale of Sunwest shares              --        459         --         22
                                       -----------------------------------------
     Income (loss) before income taxes     147       (179)       110         92

Income taxes                              (301)         7       (301)         7
                                       -----------------------------------------

     Net income (loss)                 $   448    $  (186)   $   411    $    85
                                       =========================================

Net income (loss) per common share     $   .05    $  (.02)   $   .04    $   .01
                                       =========================================

Weighted average number of common
     and shares outstanding              9,169      9,169      9,169      9,169
                                       =========================================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                 Common Stock     Securities             Share-
                                                  Valuation   Accum.    holders'
(in thousands)                  Shares  Amount    Allowance   Deficit    Equity
                               -------------------------------------------------

Balance at December 31, 1996    9,169  $ 30,176  $  (25)  $ (24,016)  $ 6,135
Net income                          -         -       -         448       448
Change in securities
  valuation allowance               -         -      40           -        40
                               -------------------------------------------------
Balance at June 30, 1997        9,169  $ 30,176  $   15   $ (23,568)  $ 6,623
                               =================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  June 30,
(in thousands)                                                 1997      1996
                                                             -------------------
Cash flows from operating activities:
   Net income (loss)                                         $  448    $ (186)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                195       281
   Provision (benefit) for credit losses                         --       (56)
   Net change in receivables, payables and other assets        (469)      173
   Write-downs of real estate owned                              --       172
   Loss from sales of real estate owned, net                     --         9
   Minority interest expense                                    454        --
   Loss (gain) on discontinued businesses                         4      (152)
   Gain on sale of B&PB shares                                   --      (287)
   Expected loss on sale of Sunwest shares                       --       459
                                                             -------------------
   Net cash provided by (used in) operating activities          632       413









                                                                   (Continued)


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
(in thousands)                                                     June 30,
                                                               1997       1996
                                                             -------------------
Cash flows from investing activities:
   Proceeds from maturity of interest bearing cash
     with an original maturity greater than 90 days          $ 1,882   $  2,075
   Purchases of interest bearing cash                            (99)    (1,484)
   Proceeds from maturity of investment securities
     held to maturity                                             --      2,693
   Purchase of investment securities available for sale       (8,497)    (1,988)
   Proceeds from maturity of investment securities
     available for sale                                          579         --
   Net increase in loans                                      (3,687)    (2,693)
   Proceeds from sales of real estate owned                       --        156
   Purchase of premises and equipment                            (29)       (54)
                                                             -------------------
   Net cash (used in) provided by investing activities        (9,851)    (1,295)

Cash flows from financing activities:
   Net increase (decrease) in deposits                        11,610     (7,640)
   Proceeds from sale of B&PB stock                               --      1,233
   Payments for notes payable to affiliates,
     subordinated debt and other borrowed funds                  (23)      (592)
Loan proceeds from affiliate                                      --         37
                                                             -------------------
   Net cash provided by (used in) financing activities        11,587     (6,962)
                                                             -------------------
 Increase (decrease) in cash and cash equivalents              2,368     (7,844)

Beginning cash and cash equivalents                           17,346     21,907
                                                             -------------------
Ending cash and cash equivalents                             $19,714   $ 14,063
                                                             ===================
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                $ 1,195   $  1,419
     Income taxes                                                  -          7

Supplemental schedule of non-cash investing
  and financing activities:
     Transfer of investment security from held to maturity
       to available for sale                                 $ 2,553   $      -
     Transfer of loans to real estate owned                        -      2,010
     Assumption of real estate owned senior debt                            213
     Reclassification of fixed assets to other assets              -        133







          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

          The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Results for the six and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

(4)      LOANS

         A summary of loans follows:

                                                         June 30,   December 31,
         (in thousands)                                    1997         1996
                                                       -------------------------
         Real estate mortgage loans                    $  56,629   $     54,938
         Commercial loans not secured by real estate      27,846         25,300
         Personal loans not secured by real estate         2,053          2,728
         Less unearned income, discounts and fees           (292)          (309)
                                                       -------------------------
                                                       $  86,236   $     82,657
                                                       =========================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)



(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                         Six Months Ended   Three Months Ended
                                              June 30,           June 30,
         (in thousands)                    1997     1996      1997     1996
                                         ---------------------------------------
         Depositor charges               $  279   $  304     $  137   $  154
         Gain on sale of B&PB stock           -      287          -      194
         Service charges, commissions
           & fees                            24       28         13       16
         Other income                        35       39         17       12
                                         ---------------------------------------
                                         $  338   $  658     $  167   $  376
                                         =======================================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                            Six Months Ended  Three Months Ended
                                                 June 30,            June 30,
         (in thousands)                      1997       1996     1997      1996
                                          --------------------------------------
         Salaries and Employee Benefits   $  1,715  $  1,789   $   826  $   870
         Occupancy                             512       460       212      231
         Data Processing                       242       202       125      144
         Customer Service                      236       187       117       94
         Depreciation and Amortization         196       281        92      142
         Advertising and Promotion             129       100        62       63
         Professional Services                 101       241        53      154
         Director Fees                          57        37        18       20
         Printing and Postage                   54        63        31       33
         Telephone and Telefax                  40        37        17       16
         Stationery and Supplies                38        62        19       25
         Insurance                              31        50        15       25
         Regulatory Fees and Assessments        30        93        15       45
         Collection                             29        32        10       17
         Net Cost of Operation of REO            6       153         2       85
         Miscellaneous                         157       148        58       52
                                          --------------------------------------
                                          $  3,573  $  3,935   $ 1,672  $ 2,016
                                          ======================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997


The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the six and three month periods ended June 30, 1997 and 1996. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business area in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

GENERAL

The Company recorded net income of $448,000, or $.05 per share and $411,000, or $.04 per share during the six and three months ended June 30, 1997, as compared with a loss of $186,000, or $.02 per share and income of $85,000, or $.01 per share during the same respective periods in 1996. The income in 1997 versus the loss in 1996 occurred primarily because Sunwest had higher earnings, including recognizing a $307,000 tax benefit, and West Coast had no interest expense from the 10% convertible subordinated debentures that were repaid in October 1996.

During 1996 Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., purchased 43.5% of Sunwest's common stock and purchased West Coast's remaining shares of Business & Professional Bank. See note 1 of the "Notes to the Consolidated Financial Statements" for additional information on these transactions.

The Company had total assets, loans and deposits as follows:

                    June 30,     December 31,    June 30,     December 31,
                      1997           1996          1996           1995
                   -------------------------------------------------------------
(in thousands)
Total assets       $ 120,961     $ 108,987     $ 105,928     $ 113,654
Loans                 86,236        82,657        79,012        79,000
Deposits             107,167        95,557        95,022       102,662


The $15 million increase in total assets from June 30, 1996 to June 30, 1997 occurred primarily due to a $12 million increase in deposits at Sunwest from increased marketing efforts.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997


RESULTS OF OPERATIONS

NET INTEREST INCOME Net interest income increased $491,000 or 15% from the first six months of 1996 to the same period in 1997. This resulted from an 11% increase in average loans, the highest yielding earning asset, partially offset by a 7% increase in time deposits (the highest cost deposits) as a funding source. The increase in net interest income was also due to West Coast increasing its net interest income by $217,000 from paying off its 10% subordinated debentures and other notes payable in October 1996. Net interest income is expected to increase in the future as Sunwest increases its earning assets through its marketing efforts and the recovering economy in Orange County, California.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the six and three month periods ended June 30, 1997 and 1996 (dollars in millions):


                                                Six Months Ended June 30,
                                                1997                 1996
                                        Average    Yields/    Average    Yields/
                                        Balance    Rates      Balance    Rates
                                       -----------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees                $    84.6    10.38%   $   76.3   10.59%
Investment securities                        9.4     6.47         7.0    6.07
Federal funds sold                          11.6     5.46        13.9    5.43
Interest-bearing deposits
     with financial institutions             1.0     5.18         3.6    6.00
                                       -----------------------------------------
Total interest-earning assets              106.6     9.46       100.8    9.40

Allowance for credit losses                 (2.8)                (3.8)
Cash and due from banks                      6.3                  5.8
Other assets                                 4.0                  7.4
                                       -----------------------------------------
                                       $   114.1             $  110.2
                                       =========================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                          $    28.8     5.32%   $   26.9    5.30%
Savings deposits                             4.7     1.96         5.1    2.02
Interest-bearing demand deposits            31.4     1.88        32.6    1.93
Other                                        1.0    22.04         4.8   12.96
                                       -----------------------------------------
Total interest-bearing liabilities          65.9     3.64        69.4    4.00

Minority interest                            4.9                   .-
Demand deposits                             35.6                 34.2
Other liabilities                            1.4                  1.2
Shareholders' equity                         6.3                  5.4
                                       -----------------------------------------
                                       $   114.1               $110.2
                                       =========================================
Net interest margin                                  5.81%               5.40%
Net yield on interest-earning assets                 7.20                6.64

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997



                                              Three Months Ended June 30,
                                              1997                  1996
                                       Average   Yields/     Average     Yields/
                                       Balance   Rates       Balance      Rates
                                       -----------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees                $    85.9    10.46%     $  75.5   10.63%
Investment securities                       11.6     6.54          6.2    6.17
Federal funds sold                          12.4     5.60         14.8    5.38
Interest-bearing deposits
     with financial institutions              .3     4.64          3.4    5.51
                                       -----------------------------------------
Total interest-earning assets              110.2     9.49         99.9    9.40

Allowance for credit losses                 (2.7)                 (3.8)
Cash and due from banks                      6.4                   5.9
Other assets                                 3.8                   7.9
                                       -----------------------------------------
                                       $   117.7               $ 109.9
                                       =========================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                          $    30.6     5.39%     $  25.3    5.17%
Savings deposits                             4.8     2.00          5.3    2.05
Interest-bearing demand deposits            32.3     1.90         32.4    1.89
Other                                         .9    22.00          5.0   12.74
                                       -----------------------------------------
Total interest-bearing liabilities          68.6     3.71         68.0    3.92

Minority interest                            4.9                    .-
Demand deposits                             36.7                  35.0
Other liabilities                            1.1                   1.5
Shareholders' equity                         6.4                   5.4
                                       -----------------------------------------
                                       $   117.7               $ 109.9
                                       =========================================
Net interest margin                                  5.78%                5.48%
Net yield on interest-earning assets                 7.18                 6.73

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997



The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1997 versus 1996 periods are summarized as follows (in thousands):

                         Six Months Ended June 30,   Three Months Ended June 30,
                         -------------------------------------------------------
                         Asset/     Interest         Asset/     Interest
                         Liability  Rate             Liability  Rate
                         Changes    Changes  Total   Changes    Changes   Total
                         -------------------------------------------------------
Changes in:
     Interest income     $ 377    $ (75)    $ 302    $ 290     $ (24)    $ 266
     Interest expense      (76)    (111)     (187)       9       (39)      (30)
                         -------------------------------------------------------
Net interest income      $ 453    $  36     $ 489    $ 281     $  15     $ 296
                         =======================================================

Loans on which the accrual of interest had been discontinued at June 30, 1997 and 1996 amounted to $834,000 and $2,536,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $22,000 and $66,000 in the second quarters of 1997 and 1996, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 8 and 26 basis points during the second quarters of 1997 and 1996, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1996.

NONPERFORMING ASSETS AND PROVISION FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for credit losses during the periods indicated (in thousands):

                                         Six Months Ended    Three Months Ended
                                             June 30,              June 30,
                                         1997       1996       1997       1996
                                      ------------------------------------------
Allowance for credit losses
     balance at beginning of period    $ 2,848    $ 3,820    $ 2,887    $ 3,925

Charge-offs                               (194)      (991)      (189)      (943)
Recoveries                                  86        320         42        153
                                      ------------------------------------------
Net charge-offs                           (108)      (671)      (147)      (790)

Provision for credit losses                 --        (56)        --        (42)
                                      ------------------------------------------
Allowance for credit losses
     balance at end of period          $ 2,740    $ 3,093    $ 2,740    $ 3,093
                                      ==========================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

All the above charge-offs and recoveries were at Sunwest. The lower net charge-offs during 1997 are a result of improved asset quality.

Management believes that the allowance for credit losses at June 30, 1997 of $2,740,000 or 3.18% of loans was adequate to absorb known and inherent risks in the Company's credit portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows (dollars in thousands):

                              June 30,  December 31,   June 30,   December 31,
                                1997        1996         1996         1995
                             ---------------------------------------------------
Nonaccrual loans              $  834      $  931      $ 2,536      $ 4,153
Loans 90 days past due
     and still accruing           44          43            5           25
                             ---------------------------------------------------
Nonperforming loans              878         974        2,541        4,178
Real estate owned              1,243       1,243        4,523        2,637
                             ---------------------------------------------------
Nonperforming assets          $2,121      $2,217      $ 7,064      $ 6,815
                             ===================================================
Nonperforming loans/
    Total loans                 1.02%       1.18%        3.22%        5.29%
Nonperforming assets/
    Total assets                1.75        2.03         6.67         6.00
                             ===================================================


Nonperforming assets have decreased from $6.8 million at December 31, 1995 to $2.1 million at June 30, 1997. This was accomplished primarily from $3.2 million of real estate owned sales in 1996, which included $2.0 million of nonaccrual loans transferred to real estate owned during 1996.

Restructured loans that were performing substantially in accordance with their modified terms totaled $3,091,000 at June 30, 1997. Restructured loans totaling $539,000 were on nonaccrual status at June 30, 1997.

OTHER OPERATING INCOME

Other operating income decreased by $320,000 for the six months ended June 30, 1997, as compared with the same period in 1996. See notes (1) and (5) of the notes to consolidated financial statements. The decrease was a

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997


result of West Coast recording a $287,000 gain on sale of B&PB stock in 1996.

OTHER OPERATING EXPENSES

Other operating expenses decreased $362,000 from the six months ended June 30, 1996 to the same period in 1997. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                       Six Months Ended     Three Months Ended
                                           June 30,               June 30,
                                       1997        1996       1997      1996
                                    --------------------------------------------
Other operating expenses            $  3,573   $   3,935   $  1,672   $  2,016
Other operating expenses
     (annualized)/average assets        6.26%       7.14%      5.68%      7.33%
Other operating expenses/interest
     and other operating income         66.4%       72.9%      60.1%      74.0%
                                    ============================================

Significant decreases in expenses in 1997 are as follows: Net Cost of Operation of REO decreased $147,000 from lower levels of foreclosed assets. Professional Services decreased $140,000 due primarily to lower fees and reduced services from outside vendors.
 Depreciation and Amortization decreased $85,000 from assets becoming fully depreciated and from closure of the Santa Ana facility on April 1, 1997. Salaries and Employee Benefits decreased $74,000 as a result of reductions in staff. Regulatory fees and Assessments declined $63,000 due to improvement in the condition of Sunwest.

Significant increases included Occupancy expenses increasing $52,000 from recording $56,000 of estimated future subleases losses during the quarter ended March 31, 1997. These losses were a result of Sunwest subleasing excess space to unaffiliated parties. Total costs from Sunwest's lease with its landlord, tenant improvement costs, commissions for the sublease and expected maintenance costs for the sublease periods exceeded expected rental income on the subleases. Customer Service increased $49,000 due to increased business levels. Data Processing expenses increased $40,000 primarily due to an adjustment received from a vendor in 1996 and increased business levels in 1997. Due to actively marketing Sunwest in the local market, Advertising and Promotion increased $29,000.

The Company strives to decrease non-interest expenses where opportunity exists while growing the loans and deposits of the Company.

INCOME TAXES

Sunwest recognized a tax benefit of $307,000 during the second quarter of 1997. The tax benefit was recognized after performing the quarterly analysis of the valuation allowance for deferred taxes. The valuation allowance was reduced because it was deemed more likely than not that a

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

portion of the deferred tax asset will be recognized as a benefit. Sunwest had $4.7 million of net deferred tax assets and approximately $9.2 million of net operating loss carryforwards at December 31, 1996. Excluding the Sunwest amounts, the Company had $4.2 million of net operating loss carryforwards at December 31, 1996.

For all the periods presented a valuation allowance has been recorded to offset most or all of the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. As of June 30, 1997, Sunwest has recognized a $1,177,000 deferred tax asset due to its improved earnings and expected tax preference items. Sunwest and the Company may adjust the valuation allowance and the corresponding tax benefit in earnings in 1997 based on increases in expected earnings and changes in tax preference items.


LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 26% at June 30, 1997 and 18% at December 31, 1996. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first six months of 1997 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1997.

West Coast received $493,000 in February 1997 from the purchase price adjustment that originated from the sale of 15 shares of Sunwest stock. No significant cash receipts are expected for the remainder of 1997. At June 30, 1997, West Coast had cash totaling $734,000.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997


West Coast paid $120,000 of accrued directors' fees in February 1997. These fees were accrued for the period October 1994 through January 1997. Directors' fees are now paid at the rate of $250 per director per meeting attended. West Coast anticipates other cash expenditures during 1997 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1997 includes quarterly payments on the notes payable of $12,000 each. Principal and interest outstanding under these notes totaled $463,000 at June 30, 1997. Unpaid principal and interest is due June 30, 1999. West Coast anticipates that other operating expenses will be approximately $80,000 during the remainder of 1997 plus $30,000 of salary to the President of West Coast. The President's compensation was reduced from $158,000 to $60,000 effective May 1, 1997, at which time the deferral of his salary was discontinued. Prior deferred salaries and incentives payable to the President totaled $514,000 at June 30, 1997. This amount cannot be paid without approval by the Federal Reserve Board. Funds to repay the notes payable and deferred salaries will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.


CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 13.36%, 14.63% and 10.31% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 1997, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is considered "well capitalized" under the regulatory capital guidelines.

The Company had no material commitments for capital expenditures as of June 30, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                  JUNE 30, 1997

                                     PART II

                                OTHER INFORMATION





Item 1.  Legal Proceedings
-------------------------------
NONE

Item 2.  Changes in Securities
-----------------------------------
NONE

Item 3.  Defaults Upon Senior Securities
---------------------------------------------
NONE

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
West Coast Bancorp held its Annual Meeting of Shareholders (the "Meeting") on May 27, 1997.

At the Meeting, the following individuals were elected to serve as directors until the 1998 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                                          Authority
Name of Director                  Votes For               Withheld

J. David Cheshier                 6,083,576                178,018
L. Wayne Gertmenian               6,077,260                184,334
Thomas A. Jones                   6,084,644                176,950
John B. Joseph                    6,020,232                241,362
Lacy G. Marlette, Jr.             6,083,760                177,834
Ronald R. White                   6,016,170                245,424

Item 5.  Other Information
-------------------------------
NONE

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------
(a)      Exhibits

         Exhibit 27 - Financial Data Schedule for June 30, 1997

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





  /s/John B. Joseph                                   August 14, 1997
  -----------------------------------------           ----------------------
  John B. Joseph                                      Date
  Chief Executive Officer





 /s/Frank E. Smith                                    August 14, 1997
 -----------------------------------------            ----------------------
 Frank E. Smith                                       Date
 Chief Financial Officer