Form 10QSB
period 1997-09-30
WEST COAST BANCORP /CA/
filed 1997-11-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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

              Number of shares outstanding of each of the issuer's
                classes of common equity as of October 31, 1997:

                                    9,168,942

             Transitional Small Business Disclosure Format Yes   No X
                                                              --   --



                      This document contains a total of 19 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      September 30, December 31,
(in thousands, except share data)                          1997         1996
                                                        ------------------------
ASSETS
Cash and due from bank                                   $   8,333    $   7,246
Federal funds sold                                           4,400       10,100
Interest-bearing deposits with
     financial institutions                                     99        1,982
Investment securities held to maturity -
     approximate fair value of $2,626 in
     1996                                                     --          2,607
Investment securities available-for-sale
     at fair value                                          17,294        2,680

Loans                                                       98,006       82,657
Less allowance for credit losses                            (2,671)      (2,848)
                                                         -----------------------
     Net loans                                              95,335       79,809
                                                         -----------------------
Real estate owned, net                                       1,218        1,243
Premises and equipment, net                                    723          932
Refundable and deferred taxes                                1,200          870
Other assets                                                 1,030        1,518
                                                         -----------------------
                                                         $ 129,632    $ 108,987
                                                         =======================
LIABILITIES
Deposits:
     Demand, non-interest bearing                        $  43,420    $  33,983
     Savings, money market & interest bearing demand        37,056       34,342
     Time certificates under $100,000                       24,036       18,260
     Time certificates of $100,000 or more                  10,489        8,972
                                                         -----------------------
     Total deposits                                        115,001       95,557

Other borrowed funds                                           796          834
Other liabilities                                            1,176        1,642
                                                         -----------------------
     Total liabilities                                     116,973       98,033

Commitments and contingencies
Minority interest in subsidiary                              5,640        4,819
                                                         -----------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,168,942 shares
     issued and outstanding in 1997 and 1996                30,176       30,176
Securities valuation allowance                                  49          (25)
Accumulated deficit                                        (23,206)     (24,016)
                                                         -----------------------
     Total shareholders' equity                              7,019        6,135

                                                         $ 129,632    $ 108,987
                                                         =======================
          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                      Nine Months Ended     Three Months Ended
(in thousands,                           September 30,         September 30,
 except share data)                    1997       1996       1997        1996
                                     -------------------------------------------
INTEREST INCOME
Loans, including fees                $ 6,721    $ 6,135    $ 2,327    $ 2,096
Investment securities                    537        292        233         79
Deposits with banks                       26        154          2         45
Federal funds sold                       536        528        219        152
                                     -------------------------------------------
     Total interest income             7,820      7,109      2,781      2,372

INTEREST EXPENSE
Interest on deposits                   1,750      1,546        640        467
Other                                    136        453         45        144
                                     -------------------------------------------
     Total interest expense            1,886      1,999        685        611
                                     -------------------------------------------
     Net interest income               5,934      5,110      2,096      1,761

Provision for credit losses             (144)      (236)      (144)      (180)
                                     -------------------------------------------
     Net interest income after
         provision for credit losses   6,078      5,346      2,240      1,941

Other operating income                   495      1,303        157        645
Other operating expenses               5,299      5,781      1,726      1,846
Loss (gain) on discontinued business       7       (149)         3          3
Loss (gain) on sale of Sunwest shares    --         394        --         (65)
Minority interest expense                783        199        329        199
                                     -------------------------------------------
     Income before income taxes          484        424        339        603

Income tax (benefit) expense            (326)         7        (23)       --
                                     -------------------------------------------

     Net income                      $   810    $   417    $   362    $   603
                                     ===========================================

Net income per common share          $   .09    $   .05    $   .04    $   .07
                                     ===========================================

Weighted average number of common
     and shares outstanding            9,169      9,169      9,169      9,169
                                     ===========================================





          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                Common Stock     Securities              Share-
                                -------------    Valuation   Accum.     holders'
(in thousands)                  Shares  Amount   Allowance   Deficit     Equity
                                ------------------------------------------------

Balance at December 31, 1996     9,169   $30,176   $ (25)   $ (24,016)   $ 6,135
Net income                        --        --        --          810        810
Change in securities
  valuation allowance             --        --        74          --          74
                                ------------------------------------------------
Balance at September 30, 1997    9,169   $30,176   $  49    $ (23,206)   $ 7,019
                                ================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                               September 30,
(in thousands)                                               1997       1996
                                                          ----------------------
Cash flows from operating activities:
   Net income                                             $   810    $   417
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                              283        390
   Provision for credit losses                               (144)      (236)
   Net change in receivables, payables and other assets      (173)       432
   Write-downs of real estate owned                            25        291
   Gain from sales of real estate owned, net                  --         (60)
   Loss (gain) on discontinued businesses                       4       (149)
   Gain on sale of B&PB shares                                --        (436)
   Loss on sale of Sunwest shares                             --         394
   Minority interest expense                                  783        199
                                                          ----------------------
   Net cash provided by operating activities                1,588      1,242


                                                                  (Continued)




          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
(in thousands)                                                 September 30,
                                                             1997        1996
                                                          ----------------------
Cash flows from investing activities:
   Proceeds from maturity of interest bearing cash
     with an original maturity greater than 90 days       $  1,982    $  2,760
   Purchases of interest bearing cash                          (99)     (1,583)
   Proceeds from maturity of investment securities
     held to maturity                                          --        2,807
   Purchase of investment securities available-for-sale    (13,213)     (1,988)
   Proceeds from maturity of investment securities
     available for sale                                      1,206         --
   Net increase in loans                                   (15,382)     (1,341)
   Proceeds from sales of real estate owned                    --        1,324
   Purchase of premises and equipment                         (101)        (62)
                                                          ----------------------

   Net cash (used in) provided by investing activities     (25,607)      1,917

Cash flows from financing activities:
   Net increase (decrease) in deposits                      19,444     (12,576)
   Proceeds from sale of B&PB stock                            --        1,884
   Proceeds from sales of Sunwest stock                        --        3,571
   Payments for notes payable to affiliates,
     subordinated debt and other borrowed funds                (38)       (608)
   Loan proceeds from affiliate                                --           37
                                                          ----------------------
   Net cash used in financing activities                    19,406      (7,692)
                                                          ----------------------
Decrease in cash and cash equivalents                       (4,613)     (4,533)

Beginning cash and cash equivalents                         17,346      21,907
                                                          ----------------------
Ending cash and cash equivalents                          $ 12,733    $ 17,374
                                                          ======================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                             $  1,866    $  2,033
     Income taxes                                                4           7

Supplemental schedule of non-cash investing
  and financing activities:
    Transfer of investment security from held to maturity
      to available for sale                               $  2,553    $     -
    Transfer of loans to real estate owned                      -        2,010
    Transfer from notes payable to affiliates
      to other borrowed funds                                   -          475
    Assumption of real estate owned senior debt                 -          213
    Capital adjustment from Sunwest issuing new shares          -          157
    Reclassification of fixed assets to other assets            -          133



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three month periods ended September 30, 1997 and 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

(2)      RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  prior  period's financial statements to conform to the presentation in the current period.

(3)      NET INCOME PER SHARE

         The stock options and 10% convertible subordinated debentures were not included in the net income per share computations as the effect would have been anti-dilutive because average exercise and conversion prices exceeded the market prices during all periods. Fully diluted earnings per share equals primary earnings per share.

(4)      LOANS

         A summary of loans follows:

                                                     September 30,  December 31,
        (in thousands)                                    1997         1996
                                                       -------------------------
         Real estate mortgage loans                    $ 62,669     $ 54,938
         Commercial loans not secured by real estate     30,004       25,300
         Personal loans not secured by real estate        5,600        2,728
         Less unearned income, discounts and fees          (267)        (309)
                                                       -------------------------
                                                       $ 98,006     $ 82,657
                                                       =========================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)



(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                          Nine Months Ended  Three Months Ended
                                             September 30,      September 30,
        (in thousands)                      1997     1996     1997      1996
                                          --------------------------------------
         Depositor charges                $  412   $  442   $  133   $  138
         Gain on sale of B&PB stock          --       436      --       149
         Interest recoveries on
           charged off loans                 --       320      --       320
         Service charges, commissions
           & fees                             38       42       14       14
         Other income                         45       63       10       24
                                          --------------------------------------
                                          $  495   $1,303   $  157   $  645
                                          ======================================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                                 Nine              Three
                                             Months Ended       Months Ended
                                             September 30,      September 30,
         (in thousands)                     1997     1996      1997     1996
                                           -------------------------------------
         Salaries and employee benefits    $2,569   $2,627   $  854   $  838
         Occupancy                            689      689      177      229
         Data processing                      360      312      118      110
         Customer service                     349      275      113       88
         Depreciation and amortization        283      390       87      109
         Professional services                204      330      103       89
         Advertising and promotion            185      150       56       50
         Printing & postage                    80       90       26       27
         Stationary and supplies               66       91       28       29
         Telephone and telefax                 58       52       18       15
         Insurance                             46       75       15       25
         Regulatory fees and assessments       45      157       15       64
         Collection                            36       46        7       14
         Net cost of operation of REO          11      206        5       53
         Miscellaneous                        318      291      104      106
                                           -------------------------------------
                                           $5,299   $5,781   $1,726   $1,846
                                           =====================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the nine and three month periods ended September 30, 1997 and 1996. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business area in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information regarding these factors, see "Item 1. Business Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

GENERAL

The Company recorded income of $810,000, or $.09 per share, and $362,000, or $.04 per share, during the nine and three months ended September 30, 1997, as compared with income of $417,000, or $.05 per share, and $603,000, or $.07 per share, during the same respective periods in 1996. The higher income in the nine month period of 1997 versus income in 1996 occurred primarily because Sunwest had higher earnings, including recognizing a $323,000 tax benefit, and West Coast had no interest expense from the 10% convertible subordinated debentures that were repaid in October 1996. Third quarter income was higher in 1996 compared to 1997 primarily due to unusually high recoveries of interest on charged off loans at Sunwest and a gain on sale of Business & Professional Bank stock by West Coast, both occurring in the third quarter of 1996.

During 1996 Western Acquisitions, L.L.C. ("Western"), an affiliate of Hovde Financial, Inc., purchased 43.5% of Sunwest's common stock and purchased West Coast's remaining shares of Business & Professional Bank. See Note 1 of the "Notes to the Consolidated Financial Statements" for additional information on these transactions.

The Company had total assets, loans and deposits as follows:


                        September 30,  December 31,  September 30,  December 31,
                            1997          1996           1996           1995
(in thousands)           -----------------------------------------------------
Total assets             $129,632      $108,987       $105,411       $113,654
Loans                      98,006        82,657         77,871         79,000
Deposits                  115,001        95,557         90,086        102,662

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997



The $24 million increase in total assets from September 30, 1996 to September 30, 1997 occurred primarily due to a $25 million increase in deposits at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $824,000, or 16%, from the first nine months of 1996 to the same period in 1997. Sunwest increased its net interest income by $516,000 by increasing interest income $711,000 from an increase in loans, the highest yielding earning asset, and investments, partially offset by a $195,000 increase in interest expense on time deposits (the highest cost deposits). The increase in net interest income was also due to West Coast increasing its net interest income by $304,000 from paying off its 10% subordinated debentures and other notes payable in October 1996. Net interest income increased $335,000, or 19%, for the three months ended September 30, 1997 as compared to the same period in 1996. Sunwest increased its net interest income by $244,000 by increasing interest income $409,000, partially offset by an increase in interest expense of $165,000. The increase in the three month figures for 1997 reflect the increase in average loans outstanding (14.0%) and deposits (18.9%) at Sunwest. West Coast reduced its interest expense by $99,000 for the three months ended September 30, 1997 due to repayment of the subordinated debentures and other debt in October 1996. Net interest income is expected to increase in the future as Sunwest increases its earning assets through its marketing efforts and the expanding economy in Orange County, California.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the nine and three month periods ended September 30, 1997 and 1996 (dollars in millions):


                                              Nine Months Ended September 30,
                                               1997                 1996
                                        Average    Yields/   Average     Yields/
                                        Balance    Rates     Balance     Rates
                                       -----------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees                $    85.8    10.44%   $    76.7    10.67%
Investment securities                       11.1     6.45          6.3     6.13
Federal funds sold                          13.1     5.46         13.0     5.44
Interest-bearing deposits
     with financial institutions              .7     5.24          3.5     5.84
                                       -----------------------------------------
Total interest-earning assets              110.7     9.42         99.5     9.53

Allowance for credit losses                 (2.8)                 (3.6)
Cash and due from banks                      6.6                   5.8
Other assets                                 4.0                   7.2
                                       -----------------------------------------
                                       $   118.5             $   108.9
                                       =========================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                          $    30.4     5.39%   $    25.6     5.23%
Savings deposits                             4.7     1.98          5.2     1.99
Interest-bearing demand deposits            31.6     1.88         32.0     1.93
Other                                        1.0    22.11          4.6    13.15
                                       -----------------------------------------
Total interest-bearing liabilities          67.7     3.71         67.4     3.96

Minority interest                            5.1                    .3
Demand deposits                             37.9                  34.5
Other liabilities                            1.3                   1.3
Shareholders' equity                         6.5                   5.4
                                       -----------------------------------------
                                       $   118.5             $   108.9
                                       =========================================
Net interest margin                                  5.71%                 5.57%
Net yield on interest-earning assets                 7.15                  6.85




                                                      (Continued)

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997



(Continued)
                                            Three Months Ended September 30,
                                               1997                  1996
                                        Average     Yields/   Average    Yields/
                                        Balance     Rates     Balance    Rates
                                       -----------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees                $    88.3    10.54%   $    77.5    10.82%
Investment securities                       14.5     6.42          5.0     6.29
Federal funds sold                          16.1     5.45         11.1     5.47
Interest-bearing deposits
     with financial institutions              .1     6.20          3.3     5.50
                                       -----------------------------------------
Total interest-earning assets              119.0     9.35         96.9     9.79

Allowance for credit losses                 (2.7)                 (3.2)
Cash and due from banks                      7.0                   5.7
Other assets                                 4.0                   6.9
                                       -----------------------------------------
                                       $   127.3             $   106.3
                                       =========================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                          $    33.6     5.50%   $    23.1     5.07%
Savings deposits                             4.7     2.02          5.2     1.93
Interest-bearing demand deposits            32.1     1.90         30.8     1.94
Other                                        1.0    22.30          4.2    13.58
                                       -----------------------------------------
Total interest-bearing liabilities          71.4     3.84         63.3     3.86

Minority interest                            5.4                    .9
Demand deposits                             42.5                  35.2
Other liabilities                            1.2                   1.5
Shareholders' equity                         6.8                   5.4
                                       -----------------------------------------
                                       $   127.3             $   106.3
                                       =========================================
Net interest margin                                  5.51%                 5.93%
Net yield on interest-earning assets                 7.04                  7.27

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1997 versus 1996 periods are summarized as follows (in thousands):

                         Nine Months Ended            Three Months Ended
                           September 30,                 September 30,
                        --------------------------------------------------------
                        Asset/     Interest           Asset/     Interest
                        Liability  Rate               Liability  Rate
                        Changes    Changes   Total    Changes    Changes   Total
                        --------------------------------------------------------
Changes in:
     Interest income    $ 841      $(130)    $ 711    $ 262      $(154)   $ 108
     Interest expense      19       (132)     (113)    (134)      (180)    (314)
                        --------------------------------------------------------
Net interest income     $ 822      $   2     $ 824    $ 396      $  26    $ 422
                        ========================================================

Loans on which the accrual of interest had been discontinued at September 30, 1997 and 1996 amounted to $701,000 and $1,973,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $18,000 and $60,000 in the third quarters of 1997 and 1996, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 6 and 25 basis points during the third quarters of 1997 and 1996, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1996 except for the changes in nonaccrual loans described above.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997


NONPERFORMING ASSETS AND PROVISION FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for credit losses during the periods indicated (in thousands):

                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                         1997       1996       1997       1996
                                       -----------------------------------------
Allowance for credit losses
     balance at beginning of period    $ 2,848    $ 3,820    $ 2,740    $ 3,093

Charge-offs                               (328)    (1,002)      (134)       (11)
Recoveries                                 295        657        209        337
                                       -----------------------------------------
Net (charge-offs) recoveries               (33)      (345)        75        326

Provision for credit losses               (144)      (236)      (144)      (180)

Other adjustments (1)                      --        (115)       --        (115)
                                       -----------------------------------------
Allowance for credit losses
     balance at end of period          $ 2,671    $ 3,124    $ 2,671    $ 3,124
                                       =========================================

(1) Interest collected on charged-off loans had in prior years been recorded as a recovery of principal on charged-off loans. These amounts should have been recorded to other non-interest income. Prior periods were not restated because the recoveries occurred over several years and are not material to any individual year's total loans, charge-offs or recoveries. An offsetting amount is included in other operating income for the 1996 periods (see note 5).

All the above charge-offs and recoveries were at Sunwest. The lower net charge-offs during 1997 are a result of improved asset quality.

Management believes that the allowance for credit losses at September 30, 1997 of $2,671,000, or 2.73% of loans, was adequate to absorb known and inherent risks in the Company's credit portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While the Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997




A summary of nonperforming assets follows (dollars in thousands):

                        September 30,  December 31,  September 30,  December 31,
                            1997           1996          1996           1995
                        --------------------------------------------------------
Nonaccrual loans         $    701       $    931      $  1,973       $  4,153
Loans 90 days past due
     and still accruing        31             43            58             25
                        --------------------------------------------------------
Nonperforming loans           732            974         2,031          4,178
Real estate owned           1,218          1,243         3,305          2,637
                        --------------------------------------------------------
Nonperforming assets     $  1,950       $  2,217      $  5,336       $  6,815
                        ========================================================
Nonperforming loans/
    Total loans               .75%          1.18%         2.61%          5.29%
Nonperforming assets/
    Total assets             1.50           2.03          5.06           6.00
                        ========================================================


Nonperforming assets have decreased from $6.8 million at December 31, 1995 to $1.9 million at September 30, 1997. This was accomplished primarily from $3.3 million of real estate owned sales in 1996, which included $2.0 million on nonaccrual loans transferred to real estate owned during 1996.

Restructured loans that were performing substantially in accordance with their modified terms totaled $3,080,000 at September 30, 1997. Restructured loans totaling $353,000 were on nonaccrual status at September 30, 1997.

OTHER OPERATING INCOME

Other operating income decreased by $808,000 for the nine months ended September 30, 1997, as compared with the same period in 1996. See notes (1) and (5) of the notes to consolidated financial statements. The decrease was a result of West Coast recording a $436,000 gain on sale of B&PB stock in 1996. In 1996, Sunwest recognized $320,000 of interest recoveries on loans previously charged-off in prior years. One individual borrower accounted for $206,000 of the recoveries.

For the three month period ended September 30, 1997, other operating income decreased by $488,000 compared to the same period in 1996. The decrease was due to the Sunwest recoveries of $320,000 described above and West Coast's $149,000 gain on the sale of B&PB stock in the third quarter of 1996.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997


OTHER OPERATING EXPENSES

Other operating expenses have decreased $482,000 and $120,000 for the nine and three month periods ended September 30, 1997, compared to the same periods in 1996. See notes (1) and (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                      Nine Months Ended      Three Months Ended
                                         September 30,           September 30,
                                      1997        1996        1997        1996
                                  ----------------------------------------------
Other operating expenses          $   5,299   $   5,781   $   1,726   $   1,846
Other operating expenses
     (annualized)/average assets       5.96%       7.08%       5.42%       6.95%
Other operating expenses/interest
     and other operating income        63.7%       68.7%       58.7%       61.2%
                                  ==============================================

Significant decreases in expenses for the nine month period in 1997 are as follows: Net cost of operation of REO decreased $195,000 from lower levels of foreclosed assets. Professional services decreased $126,000 due primarily to lower fees and reduced services from outside vendors. Regulatory fees and assessments declined $112,000 due to improvement in the condition of Sunwest. Depreciation and amortization decreased $107,000 from assets becoming fully depreciated and from closure of Sunwest's Santa Ana facility on April 1, 1997. Salaries and employee benefits decreased $58,000 as a result of steady reductions in staff.

Significant increases included Customer service expenses increasing $74,000 due to increased business levels. Data processing expenses increased $48,000 primarily due to an adjustment received from a vendor in 1996 and increased business levels in 1997. Due to actively marketing Sunwest in the local market, Advertising and promotion increased $35,000.

Similar trends are reflected in the three month comparisons with the exception of Salaries and employee benefits and Professional services. Third quarter 1997 increases in Salaries and employee benefits reflect higher incentive compensation awards. Increases in Professional services reflects the higher use of outside consultants in the third quarter of 1997.

The Company strives to decrease non-interest expenses where opportunity exists while growing the loans and deposits of the Company.

INCOME TAXES

Sunwest recognized a tax benefit of $307,000 during the second quarter of 1997 and an additional $23,000 during the third quarter 1997. The tax benefit was recognized after performing the quarterly analysis of the valuation allowance for deferred taxes. The valuation allowance was reduced because it was deemed more likely than not that a portion of the

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997



deferred tax asset will be recognized as a benefit. Sunwest had $4.7 million of net deferred tax assets and approximately $9.2 million of net operating loss carryforwards at December 31, 1996. Excluding the Sunwest amounts, the Company had $4.2 million of net operating loss carryforwards at December 31, 1996.

For all the periods presented a valuation allowance has been recorded to offset most or all of the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. As of September 30, 1997, Sunwest has recognized a $1,200,000 deferred tax asset due to its improved earnings and expected tax preference items. Sunwest and the Company may adjust the valuation allowance and the corresponding tax benefit in earnings in 1997 based on increases in expected earnings and changes in tax preference items.


LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.


The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale (excluding pledged amounts) and Federal funds sold divided by total assets) was 22% at September 30, 1997 and 18% at December 31, 1996. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first nine months of 1997 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1997.

West Coast received $493,000 in February 1997 from the purchase price adjustment that originated from the sale of 15 shares of Sunwest stock. No significant cash receipts are expected for the remainder of 1997. At September 30, 1997, West Coast had cash totaling $671,000.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997


West Coast paid $120,000 of accrued directors' fees in February 1997. These fees were accrued for the period October 1994 through January 1997. Directors' fees are now paid at the rate of $250 per director per meeting attended. West Coast anticipates other cash expenditures during 1997 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1997 includes a quarterly payment on the notes payable. Principal and interest outstanding under these notes totaled $458,000 at September 30, 1997. Unpaid principal and interest is due June 30, 1999. West Coast anticipates that other operating expenses will be approximately $35,000 during 1997 plus $15,000 of salary to the President of West Coast. The President's compensation was reduced from $158,000 to $60,000 effective May 1, 1997, at which time the deferral of his salary was discontinued. Prior deferred salaries and incentives payable to the President totaled $514,000 at September 30, 1997. This amount cannot be paid without approval by the Federal Reserve Board. Funds to repay the notes payable and deferred salaries will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 12.13%, 13.39% and 10.13% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 1997, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is considered "well capitalized" under the regulatory capital guidelines.

The Company had no material commitments for capital expenditures as of September 30, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                               SEPTEMBER 30, 1997

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

         Exhibit 27 - Financial Data Schedule for September 30, 1997

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





        /s/John B. Joseph                             November 14, 1997
        -----------------------------------------     ----------------------
        John B. Joseph                                Date
        Chief Executive Officer





        /s/Frank E. Smith                             November 14, 1997
        -----------------------------------------     ----------------------
        Frank E. Smith                                Date
        Chief Financial Officer