Form 10KSB
period 1997-12-31
WEST COAST BANCORP /CA/
filed 1998-03-31
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

Total revenues for the most recent fiscal year:  $11,415,000.

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,578,000 based upon the last sale price on such date.

Number of shares of Common Stock of the registrant outstanding as of February 28, 1998:
                                   9,168,942

Transitional Small Business Disclosure Format: YES            NO     X

                       Documents Incorporated by Reference
Part III of this Form 10-KSB is incorporated by reference from registrant's definitive proxy statement which will be filed within 120 days of the fiscal year ended December 31, 1997.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



                                TABLE OF CONTENTS


                                                                            Page
PART I

Item 1       Business                                                          3
Item 2       Properties                                                       17
Item 3       Legal Proceedings                                                17
Item 4       Submission of Matters to a Vote of Security Holders              17
Item 4(A)    Executive officers of the registrant                             17


PART II

Item 5       Market for Common Equity and Related Stockholder Matters         18
Item 6       Management's Discussion and Analysis                             19
Item 7       Financial Statements                                             27
Item 8       Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                            27


PART III

Item  9      Directors, Executive Officers, Promoters and Control Persons     27
Item 10      Executive Compensation                                           27
Item 11      Security Ownership of Certain Beneficial Owners and Management   27
Item 12      Certain Relationships and Related Transactions                   27


PART IV

Item 13      Exhibits, List and Reports on Form 8-K                           27

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



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

GENERAL

     West Coast Bancorp (separately, "West Coast" and, with its subsidiaries on a consolidated basis, the "Company") is a California corporation organized in February 1981 and is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). West Coast's primary subsidiary is Sunwest Bank ("Sunwest"). On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., for West Coast to sell 35 outstanding shares of Sunwest common stock owned by West Coast for $2,520,000 and for Sunwest to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.
     West Coast's sale of the 35 outstanding shares of Sunwest's common shares included a purchase price adjustment based on Sunwest's financial performance through December 31, 1996. Based on Sunwest's performance, an additional $493,000 was paid from Western to West Coast in February 1997. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $246,000 during 1996. This occurred because the selling price of Sunwest stock was less than the book value of outstanding shares at September 13, 1996.
     West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB"), as part of the sales proceeds, shares of B&PB common stock equivalent to 14.5% of B&PB's then outstanding common stock and the right to receive a contingent cash payment. The B&PB stock was sold during 1995 and 1996. The first contractual due date for the contingent cash payment was January 1998. West Coast and B&PB's successor could not agree on the contingent payment amount, if any, to be paid. As required under the agreement, the contingent payment due date was extended to January 1999. Sacramento First's operating results were not included in the consolidated financial statements for any of the periods presented in the accompanying financial statements.
     The only other remaining subsidiary with activity during the periods was WCV, Inc. Its activity was limited to the restoration of one remaining property.
     West Coast also currently has six other direct and indirect wholly-owned subsidiaries which are either in the process of liquidation or inactive - West Coast Realty Finance ("West Coast Realty"), North Orange County Bancorp ("North Orange"), which acts as a holding company for WCV, Inc. and Chancellor Financial Services, Inc. ("Chancellor"), Sunwest Leasing Corp. ("Sunwest Leasing"), a wholly-owned subsidiary of Sunwest, and Centennial Beneficial Loan Company ("Centennial Loan").
     The Company had net income of $1,269,000 or $.14 per share in 1997, as compared with net income of $874,000 or $.10 per share in 1996.


SUBSIDIARIES

Sunwest Bank
     Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank founded in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 1997, Sunwest had total consolidated assets of $130,553,000, total consolidated loans and leases of $102,877,000, and total consolidated deposits of $115,568,000. For the year ended December 31, 1997, Sunwest had net income of $2,743,000. Minority shareholders' interest reduced the net income to the Company by $1,193,000.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



     Sunwest presently has three banking offices within Orange County, California. The main office is located in Tustin at 535 East First Street. Sunwest's two branch offices are located at 4770 Campus Drive, Newport Beach and 501 South Main Street, Orange.
     Through its network of banking offices, Sunwest emphasizes personalized service combined with services primarily directed to small and medium-sized businesses and professionals. Although Sunwest focuses its marketing of services to businesses and professionals, a wide range of consumer banking services are made available to its customers.
     Sunwest offers a wide range of deposit instruments. These include personal and business checking and savings accounts, including interest bearing negotiable order of withdrawal ("NOW") accounts, Super NOW accounts and money market accounts, time deposits and individual retirement accounts.
     Sunwest also engages in the full complement of lending activities, including commercial, consumer installment and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include secured short-term mini-permanent real estate loans and construction loans. Sunwest originates loans ("SBA Loans") that are guaranteed under the Small Business Investments Act and in the past has sold SBA Loans in the secondary market. Sunwest currently retains SBA Loans in its portfolio.
     Sunwest also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include extended weekday banking, drive-up and walk-up facilities, merchant windows, ACH originations, on-line banking for business customers, traveler's checks, safe deposit, Mastercard and Visa merchant deposit services, ATM cards and computer accounting services, which include payroll, lockbox and escrow accounting services. Sunwest currently does not operate a trust department.

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

COMPETITION

     The banking and financial services business in California generally, and in Sunwest's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Sunwest competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than Sunwest. In order to compete with the other financial services providers, Sunwest principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where Sunwest is unable to accommodate a customer's needs, Sunwest may arrange for those services to be provided by its correspondents. Neither the deposits nor loans of the Bank exceed 1% of all financial services companies located in the market area in which Sunwest operates.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



ECONOMIC CONDITIONS, GOVERNMENTAL POLICIES, LEGISLATION, AND REGULATION

   The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.
      The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.
     From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "ITEM 1. BUSINESS - Supervision And Regulation."

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.
     In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHCA, and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Bank.

West Coast
     West Coast, as a registered bank holding company, is subject to regulation under the BHCA. West Coast is required to file with the Federal Reserve Board semi-annually and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of West Coast and its subsidiaries. The Federal Reserve Board may require that West Coast terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, West Coast must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.
     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital.
     West Coast is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



     West Coast is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, West Coast, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by West Coast or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the FRB adopted risk-based capital ratios (on a consolidated basis) that are the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."
     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.
     The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.
     West Coast's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Sunwest  Bank
     Sunwest, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, Management, liquidity or other aspects of Sunwest's operations are unsatisfactory or that Sunwest or its Management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Commissioner has many of the same remedial powers.

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Dividends and Other Transfers of Funds
     West Coast is a legal entity separate and distinct from Sunwest. West Coast's ability to pay cash dividends is limited by state law.
     There are statutory and regulatory limitations on the amount of dividends which may be paid to West Coast by Sunwest. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the bank or by any majority-owned subsidiary of the bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greatest of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year.
     The FDIC and the Commissioner also have authority to prohibit Sunwest from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of Sunwest and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Sunwest or West Coast may pay. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.
     West Coast has not received any and does not currently plan on receiving any dividends from Sunwest in 1998. At December 31, 1997, Sunwest had an accumulated deficit, which prohibits it from payment of cash dividends without prior regulatory approval.
     Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, West Coast or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by collateral having a market value equal to the amount required by law. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate are limited to 10% of Sunwest capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Sunwest capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving West Coast and other controlling persons of Sunwest. Additional restrictions on transactions with affiliates may be imposed on Sunwest under the prompt corrective action provisions of federal law. See "ITEM 1. - BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1997 (dollars in thousands).

                    Actual         Required          Excess
               Amount   Ratio   Amount   Ratio   Amount   Ratio
Leverage
ratio          $13,826  10.6%   $5,240   4.0%    $8,586    6.6%

Tier 1
risk-based
ratio          $13,826  12.6%   $4,388   4.0%    $9,438    8.6%

Total
risk-based
ratio          $15,209  13.9%   $8,775   8.0%    $6,434    5.9%


Prompt Corrective Action And Other Enforcement Mechanisms
     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1997, the Bank and the Company exceeded the required ratios for classification as "well capitalized."
     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.
     A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed two-percent of the bank's total assets. Federal guidelines generally define "tangible equity" as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the Commissioner may require the appointment of a conservator or receiver for a state-chartered bank if its tangible equity does not exceed three percent of the bank's total assets or $1 million.
     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

Safety And Soundness Standards
     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance
     Sunwest's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.
     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1997, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



group and supervisory subgroup assignment. Pursuant to the Budget Act, at January 1, 1997, Sunwest began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Budget Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Budget Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Interstate Banking And Branching
     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act And Fair Lending Developments
     Sunwest is  subject to certain  fair  lending  requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.
     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted during the third quarter of 1996, Sunwest was rated satisfactory.

Year 2000 Compliance
     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. Sunwest was examined by the FDIC in February 1998 to determine if Sunwest was in compliance with the requirements of the federal banking agencies regarding the year 2000 issue. Management believes that the Company is in compliance with the requirements of the federal banking agencies.

Current Accounting Pronouncements
     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position or results of operations.
     In August 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statements did not have a material impact on the Company's previously reported earnings per share.
     In August 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company has adopted this statement and Management does not believe the statement had a material impact on the Company's results of operations or financial position.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe the statements will have a material impact on the Company's results of operations or financial position when adopted.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe the statements will have a material impact on the Company's results of operations or financial position when adopted.

EMPLOYEES

     At December 31, 1997, West Coast and its subsidiaries employed 66 persons of which 65 were full time. West Coast and its subsidiaries believe that their employee relations are satisfactory.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



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

Investment Securities
     Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at market value. The following tables show the book value of the Company's investment securities as of December 31:

                                 Held to maturity       Available for sale
(in thousands)                    1997       1996        1997        1996
--------------------------------------------------------------------------------
U.S. Treasury and other
   government agency
   securities                  $    -     $ 2,607     $ 4,993     $ 1,966
Collateralized mortgage
   obligations                      -         -         1,587         -
Mortgage-backed
    securities                      -         -        10,428         714
Other securities                    -         -           337         -
--------------------------------------------------------------------------------
Total                          $    -     $ 2,607     $17,345     $ 2,680
--------------------------------------------------------------------------------

All investment securities are classified as available for sale at December 31, 1997. The following table discloses the maturity dates and average yields of the investment securities at December 31, 1997. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated life. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

                                     Due After One    Due After Five   Due After
                        Due Within  Year But Within  Years But Within     Ten
                         One Year     Five Years       Ten Years         Years
--------------------------------------------------------------------------------
(dollars in thousands)  Amount Yield  Amount Yield  Amount Yield  Amount  Yield
--------------------------------------------------------------------------------
U.S. Treasury and other
   government agency
   securities           $ 1,000 5.56%  $ 3,498 6.19%  $   496 6.84%  $   -   .-%
Collateralized mortgage
   obligations              -     -      1,587 8.79       -     -        -   .-
Mortgage-backed
   securities               531 6.46     6,283 7.07     3,613 7.91       -   .-
Other Securities            337   -        -     -        -     -        -   .-
--------------------------------------------------------------------------------
Total                   $ 1,868 4.81%  $11,368 7.04%  $ 4,109 7.78%  $   -   .-%
--------------------------------------------------------------------------------

Interest Bearing Deposits With Financial Institutions
     Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance. At December 31, 1997 all interest bearing deposits with financial institutions mature in one year or less.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Loans by Type
     The following table sets forth loans by type as of December 31. The Company had no foreign loans during the periods reported.

(dollars in thousands)               1997         1996
----------------------------------------------------------
Commercial                      $   29,425   $   25,300
Real Estate - mortgage              67,970       54,938
Installment loans                    5,755        2,728
Unearned income,
  discounts and fees                  (273)        (309)
----------------------------------------------------------
Total                           $  102,877   $   82,657
----------------------------------------------------------

     The Company had no Real Estate - Construction loans at December 31, 1997 or 1996. Commercial loans are generally loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Mortgage loans are secured by deeds of trust on the underlying properties and may be guaranteed by the principal borrowers. Installment loans to individuals may be unsecured or secured by various types of assets including automobiles, trust deeds, recreational vehicles or other personal property.
     The Company primarily funds loans based on the creditworthiness of the borrower and supported by a minimum of two identified sources of repayment. Advance rates on collateral provided in support of the sources of repayment generally do not exceed 60% to 80% of collateral value.
     Sunwest was the only subsidiary that had loans for the periods presented. Commercial loans and Real Estate Mortgage loans have increased because of an emphasis on marketing efforts and an improving economy during 1997. Installment loans decreased in 1997 because Sunwest has not been emphasizing this product.
     Real estate mortgage and construction lending contains potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market areas, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in Orange County and the surrounding counties even if real estate values elsewhere in California generally remained stable or increased.
     The risks in the Company's loan portfolio stem from the individual credits that are contained therein and the diversification among the credits. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower interest rate is less risky than one with a higher rate; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 1997, the Company had no significant loan concentrations other than those listed above.

Rate Sensitivity
     Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



     The following table sets forth the maturities for commercial loans at December 31, 1997. These loans comprised 29% of the gross loan portfolio and are classified according to changes in interest rates.

                                        Maturing
--------------------------------------------------------------------------------
                             Within     After One
                               One       Year But     After
                             Year or     Within       Five
(in thousands)                Less     Five Years     Years       Total
--------------------------------------------------------------------------------
Commercial                 $ 23,566    $   3,667    $ 1,245    $  28,478
--------------------------------------------------------------------------------
Loans included above with:
Fixed rates                $  1,131    $   3,667    $ 1,245    $   6,043
Variable rates               22,435          -          -         22,435
--------------------------------------------------------------------------------
Total                      $ 23,566    $   3,667    $ 1,245    $  28,478
--------------------------------------------------------------------------------
Allowance for Possible Credit Losses
     The following table discloses the activity in the allowance for possible credit losses for the years ended December 31:
(dollars in thousands)               1997         1996
-----------------------------------------------------------
Allowance  for possible  credit
   losses   at   beginning   of  $  2,848      $  3,820
   period
Charge-offs:
   Commercial                        (260)         (512)
   Real estate-mortgage              (129)         (513)
   Installment loans to
      individuals                     (21)          (47)
   Direct lease financing               -             -
-----------------------------------------------------------
Total Charge-offs                    (410)       (1,072)
-----------------------------------------------------------
Recoveries:
   Commercial                         396           745
   Real estate - construction           -             -
   Real estate - mortgage              48            30
   Installment loans to
      individuals                      45            94
   Direct lease financing               9             7
-----------------------------------------------------------
Total Recoveries                      498           876
-----------------------------------------------------------
Net recoveries (charge-offs)           88          (196)
Additions (reductions)
  charged to provision for
  possible credit losses             (572)         (668)
Other adjustment (1)                    -          (108)
-----------------------------------------------------------
Balance at end of period         $  2,364      $  2,848
-----------------------------------------------------------
Allowance for possible credit losses as a percentage of:
  Average loans                      2.66%         3.69%
  Loans at end of period             2.30%         3.45%
  Loans  on  nonaccrual  and 90
     days past due               7,625.80%       295.48%
Net (recoveries) charge-offs as a
   percentage of:
  Average loans                      (.10)%         .25%
-----------------------------------------------------------
(1)  Reclassification of previous recoveries.

     The allowance for possible credit losses is established by a provision for possible credit losses charged against current period income. Loan and lease losses are charged against the allowance when, in Management's judgment, the loan or lease is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that Management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. Management's evaluation takes into consideration several factors, including economic conditions and their effects on particular industries and specific borrowers, borrowers' financial data, regulatory examinations and requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. The allowance  is  available  for all  possible  credit  losses.  The  amount of the allowance is determined by establishing specific allocations, general allocations and supplemental allocations. Specific allocations are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. - BUSINESS - Selected Statistical Information - Classified Loans"). The general allocations are determined based upon quantitative historical loss experience of loans. The supplemental allocations are additional reserves that are based on economic conditions, trends in delinquency, restructured and nonperforming loans, and are otherwise deemed necessary and prudent by Management. Management believes that the allowance for possible credit losses of $2,364,000, constituting approximately 2.30% of loans outstanding at December 31, 1997, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for possible credit losses and net charge-offs, see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operations."

     The Company established an allowance for possible credit losses at December 31, 1997 and 1996 for each category as set forth below. The allowance includes allocations for specific loans as well as general and supplemental allocations for each category.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



(dollars in thousands)                  1997
-----------------------------------------------------------
                                          Percent of Loan
                                            Category to
                             Allowance      Total Loans
-----------------------------------------------------------
Commercial                 $      494            28.5%
Real estate mortgage            1,752            65.9
Installment loans                 118             5.6
-----------------------------------------------------------
Total                      $    2,364           100.0%
-----------------------------------------------------------


(dollars in thousands)                  1996
-----------------------------------------------------------
                                          Percent of Loan
                                            Category to
                             Allowance      Total Loans
-----------------------------------------------------------
Commercial                 $      427            30.5%
Real estate mortgage            2,237            66.2
Installment loans                 184             3.3
-----------------------------------------------------------
Total                      $    2,848           100.0%
-----------------------------------------------------------


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

     The following table summarizes loans which were on nonaccrual, loans 90 days or more past due and still accruing interest and restructured loans as of December 31:

(dollars in thousands)                   1997       1996
------------------------------------------------------------
Nonaccrual loans                      $      -   $    931
90 days  past due  loans  and  still
   accruing                                 31         43
Restructured loans                       2,104      3,116
Loans  on  nonaccrual  and  90  days
   past due/total loans                    .03%      1.18%
Loans  on  nonaccrual  and  90  days
   past due/total assets                   .02%       .89%
------------------------------------------------------------

     The changes in the levels of nonperforming loans during 1997 and 1996 are discussed under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations - Nonperforming Assets."
     At December 31, 1997 the Company had no loans on nonaccrual status.
     As of December 31, 1996, the Company had no accrued interest on loans on nonaccrual status. If loans on nonaccrual at December 31, 1996 had performed in accordance with original terms, interest income of the Company would have increased by $66,000. Under the original terms of the restructured loans, interest earned would have totaled $374,000 and $394,000 for the years ended December 31, 1997 and 1996. Under the restructured terms of the loans, interest income recorded amounted to $285,000 and $304,000 in 1997 and 1996, respectively.
     All restructured loans shown in the chart above were in compliance with their modified terms.

Classified Loans
     The policy of the Company is to review the loans in the portfolio to identify problem credits and classify them based on a loan grading system. The loan grading system includes three classifications for problem loans:
"substandard", "doubtful" and "loss". A substandard loan is inadequately protected by the current sound net worth and paying capacity of the borrower or by the pledged collateral, if any. A substandard loan has one or more well defined weaknesses that jeopardize the liquidation of the debt. A doubtful loan has critical weaknesses which make collection or liquidation in full improbable. A loan classified as loss is considered uncollectible or of such little value that its continuance as an asset is unwarranted. Another category designated as "special mention" is maintained for loans which are marginally acceptable but currently protected by the current sound net worth and paying capacity of the borrower or by the pledged collateral, if any. A special mention loan is potentially weak, as the borrower is exhibiting deteriorating trends which, if not corrected, could jeopardize the repayment of the debt and result in a substandard classification.

     The following presents loans classified as substandard, doubtful and special mention at December 31:

(in thousands)                       1997          1996
-------------------------------------------------------------
Substandard                     $    3,713   $     6,513
Doubtful                                31            14
-------------------------------------------------------------
Total                           $    3,744   $     6,527
-------------------------------------------------------------
Special mention                 $    6,929   $     6,479
-------------------------------------------------------------

     There were no loans classified as loss for any of the periods presented. Except for the loans classified as substandard or doubtful, Management is not aware of any loans at December 31, 1997 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may persist or worsen, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for possible credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

Real Estate Owned
     Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

(dollars in thousands)                1997          1996
------------------------------------------------------------
Gross real estate owned          $    1,691   $     1,692
Valuation allowance                     540           449
------------------------------------------------------------
Net real estate owned            $    1,151   $     1,243
------------------------------------------------------------
Percent of assets                       0.9%          1.1%
------------------------------------------------------------

     Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is initially recorded at fair value at the time of foreclosure, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company.
     Once real estate is acquired and periodically thereafter, Management obtains a valuation of the real estate and a valuation allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance and such agencies may require the Company to recognize additions to the valuation allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net cost of operation of other real estate owned totaled $100,000 during 1997, representing 0.9% of the Company's total income for that year, as compared with $272,000 or 2.5% of total income for 1996.

Deposits
     The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

(dollars in thousands)                   1997
-----------------------------------------------------------
                               Average         Interest
                               Balance           Rate
-----------------------------------------------------------
Noninterest bearing
   demand deposits          $     8,762             .-%
Interest bearing
   demand deposits               32,173           1.89
Savings deposits                  4,748           2.00
Time deposits                    31,937           5.46
-----------------------------------------------------------
Total                       $   107,620           2.27%
-----------------------------------------------------------

(dollars in thousands)                   1996
-----------------------------------------------------------
                                Average        Interest
                                Balance          Rate
-----------------------------------------------------------
Noninterest bearing
   demand deposits          $    34,558             .-%
Interest bearing
   demand deposits               31,499           1.92
Savings deposits                  5,108           1.98
Time deposits                    25,628           5.24
-----------------------------------------------------------
Total                       $    96,793           2.12%
-----------------------------------------------------------

     The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 1997 were as follows (dollars in thousands):
                                             Percentage
Maturity                      Amount          of Total
-----------------------------------------------------------
0-3 Months                    $    5,946        45.26%
3-6 Months                         3,138        23.89
6-12 Months                        3,950        30.07
Over 12 Months                       102         0.78
-----------------------------------------------------------
Total                         $   13,136       100.00%
-----------------------------------------------------------

     Generally, the holders of these deposits are highly sensitive to changes in interest rates thereby increasing the competition for such deposits as well as the interest rates paid thereon.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Selected Financial Ratios
     The following table sets forth the ratios of net income to average total assets and to average shareholders' equity for the years ended December 31, as indicated. In addition, the ratios of average shareholders' equity to average total assets are presented. West Coast has not declared or paid any cash dividends during the periods presented.

                                        1997       1996
-----------------------------------------------------------
Ratio of net income to:
   Average total assets                  1.04%      0.80%
   Average shareholders' equity         18.97      15.96
Ratio  of   average   shareholders'
  equity to average total assets         5.50       5.04
-----------------------------------------------------------


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

Interest Rates
     The Company anticipates that interest rate levels will remain generally constant in 1998, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

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

Year 2000 Compliance
   Financial institutions have found the year 2000 problem to be many faceted. Not only must they have their own computer systems assessed, tested and validated, they must also gain an understanding of the efforts and progress

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



made by their customers and key vendors. And customers, when entrusting their assets to an institution, must have confidence in the institution's strength in general, and in its ability to weather the millennium change.
     The Company is taking a proactive approach to assessing its risks related to the year 2000 problem. Actions taken to date include establishment of a year 2000 plan that identifies steps to be taken to ensure that the risks to the Company are identified and mitigated where possible. The plan includes a review of customers and key vendors. Customers are apprised of the Company's progress through newsletters and seminars sponsored by Sunwest.
     The Company does not expect expenditures related to the year 2000 problem to have a material adverse effect on the financial condition or results of operations of the Company. The inability of a key vendor or customer to be prepared for the year 2000 could adversely affect the Company's results.

Other Risks
     From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Securities and Exchange Commission.


ITEM 2.       PROPERTIES

     Sunwest occupies its offices under long-term leases expiring at various dates through 2003. The Company's total occupancy expense for the year ended December 31, 1997 and 1996 were approximately $863,000 and $984,000, respectively. For additional information concerning properties, see "Notes 6, 13 and 16 of the Notes to the Consolidated Financial Statements appearing elsewhere in this report.


ITEM 3.       LEGAL PROCEEDINGS

     In 1992, WCV, Inc. was named a "responsible party" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). In 1997 and 1996, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. WCV, Inc. expects that future cleanup costs will total $90,000 to $180,000 and that these costs will qualify as "eligible" costs and be reimbursed by USTF. The cost to remediate the Property has been tentatively estimated at $910,000 of which $865,000 has been incurred through December 31, 1997. The USTF limits the reimbursement per site to $1 million. WCV, Inc. has been reimbursed $692,000 through December 31, 1997.
    In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of 1997.


ITEM 4(A)     EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 4, 1998, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

John B. Joseph, Age 59
     Chairman of the Board, President and Chief Executive Officer, West Coast; Chairman of the Board and President, North Orange, WCV, Inc., West Coast Realty and Centennial Loan; Co-Chairman of the Board, Sunwest; Chairman of the Board, Sunwest Leasing, North Orange; Chairman of the Board and CEO, Chancellor.
     John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of West Coast. He has been Chairman of the Board of Directors of West Coast since its inception in 1981, President since April 1993 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of West Coast from April 1987 to April 1991; Vice President and a director of Centennial Corporation since 1983; President of Pacific Western Aggregate Corporation since 1997; President of Pacific Western Equipment LLC since 1997; Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), from February 1987 to December 1995; Until July 1993, Mr. Joseph held various positions in CGI and its subsidiaries; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Ronald R. White, Age 51
     Vice Chairman of the Board of Directors and Executive Vice President, West Coast, West Coast Realty, Centennial Loan; Director, WCV, Inc., North Orange, Sunwest Leasing and Chancellor; Co-Chairman of the Board, Sunwest.
     Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of West Coast. Mr. White has served in these capacities since April 1987. Mr. White has served as President of Glacial Garden, Inc. since 1992, Entican Enterprises since 1975 and Centennial Corporation since 1977. Mr. White has served, in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI from February 1987 to December 1995; General Partner of various limited partnerships engaged in real estate development and lending activities. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of West Coast and CGI.

Frank E. Smith, Age 47
     Senior Vice President, Chief Financial Officer and Secretary, West Coast, West Coast Realty; Senior Vice President, Chief Financial Officer, Secretary and Treasurer, Sunwest; Vice President, Secretary and Chief Financial Officer, Sunwest Leasing and North Orange; Senior Vice President, Treasurer and Secretary, Centennial Loan; Treasurer and Secretary, Chancellor; Treasurer, WCV, Inc.
     Frank E. Smith has served as Senior Vice President, Chief Financial Officer and Secretary of West Coast since September 1987 and as Senior Vice President and Chief Financial Officer of Sunwest since February 1993.

James G. LeSieur, Age 56
     Director,  President  and Chief  Executive  Officer,  Sunwest  and  Sunwest
Leasing.
     James G. LeSieur serves as President and Chief Executive Officer of Sunwest. Mr. LeSieur joined Sunwest in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer.


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

                            1997                1996
                       High      Low       High      Low
----------------------------------------------------------
First Quarter       $   .79   $   .53   $   .53      $.12
Second Quarter          .88       .70       .50       .28
Third Quarter          1.50       .83       .50       .33
Fourth Quarter         1.63      1.09       .66       .50


Holders of Record
     As of February 28, 1998, there were approximately 2,800 holders of record of West Coast's common stock.

Dividends
     No dividends have been paid by West Coast since inception. At the present time, West Coast plans to retain any earnings to increase its liquidity and capital levels. For additional information on dividends, see "ITEM 1. BUSINESS SUPERVISION AND REGULATION - Dividends and Other Transfers of Funds.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following presents Management's discussion and analysis of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the years ended December 31, 1997 and 1996. West Coast`s primary subsidiary is its majority owned subsidiary Sunwest Bank ("Sunwest"). This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.
     Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "ITEM 1. BUSINESS - Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."


GENERAL

     The Company posted net income of $1,269,000 or $.14 per share in 1997 versus $874,000 or $.10 per share in 1996. The increase in net income resulted from higher net interest income reflecting asset growth of 20%, improved asset quality resulting in reductions in the allowance for possible credit losses, and reduced noninterest expenses. Net income in 1996 included high levels of noninterest income from recoveries of nonaccrual interest from prior years, a gain on sale of B&PB stock and a recognition of a deferred tax benefit of $863,000.
     On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., for West Coast to sell 35 outstanding shares of Sunwest common stock owned by West Coast for $2,520,000 and for Sunwest to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.
     West Coast's sale of the 35 outstanding shares of Sunwest's common shares included a purchase price adjustment based on Sunwest's financial performance through December 31, 1996. Based on Sunwest's performance, an additional $493,000 was paid from Western to West Coast in February 1997. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $246,000 during 1996. This occurred because the selling price of Sunwest stock was less than the book value of outstanding shares at September 13, 1996.
     West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB"), as part of the sales proceeds, shares of B&PB common stock equivalent to 14.5% of B&PB's then outstanding common stock and the right to receive a contingent cash payment. The stock was included in Net Assets Held for Sale in the accompanying balance sheet. The B&PB stock was sold during 1995 and 1996. The first contractual due date for the contingent cash payment is in 1998. Sacramento First's operating results were not included in the consolidated financial statements for any of the periods presented in the accompanying financial statements.
     The only other remaining subsidiary with activity during the periods was WCV Inc. Its activity was limited to the restoration of one remaining property.


     The Company had total assets, loans and deposits as of December 31 as follows:

(in millions)                      1997          1996
------------------------------------------------------------
Total assets                  $      131   $      109
Total loans and leases               103           83
Total deposits                       115           96
------------------------------------------------------------

RESULTS OF OPERATIONS

General
     The Company had net income of $1,269,000 in 1997 versus $874,000 in 1996, an increase of $395,000. Factors contributing to the increase include higher net interest income of $1,194,000 from asset growth, lower noninterest expense of $473,000, 1996 nonrecurring losses from the sale of Sunwest shares ($246,000) and the abandonment of a facility lease ($814,000). These factors were partially offset by higher minority interest expense of $683,000, lower negative loan loss provisions of $96,000, lower noninterest income of $860,000 due primarily to the 1996 gain on sales of B&BP stock, and higher recoveries of interest recoveries on charged-off loans, a lower tax benefit recorded in 1997 ($537,000), and a reduction in the gain on liquidation of WCV, Inc.
     The Company had net income in 1996 versus a loss in 1995 because of a $668,000 negative provision for credit losses in 1996 (due to a significant

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



improvement in asset quality), a $846,000 decrease in noninterest expenses (primarily from a $514,000 decrease in salaries and benefits), a $578,000 increase in noninterest income (resulting from interest recoveries on charged-off loans and a gain on sales of B&PB stock) and a $870,000 deferred tax benefit recorded in 1996. These items were offset partially by decreases in income from a $814,000 expected loss on abandonment of a facility lease, $510,000 of minority interest expense and a decrease in the gain on liquidation of WCV, Inc. of $480,000.

Net Interest Income
     The increase in net interest income in 1997 resulted primarily from higher volumes of interest earning assets.
     The decline in net interest income in 1996 resulted primarily from lower interest earning asset volumes. Average interest earning assets increased $14 million from 1996 to 1997 and decreased by $11 million from 1995 to 1996.
     In 1997, the net interest margin (yield on earning assets less the rate paid on interest bearing liabilities) and the net yield on interest earning assets (net interest income divided by average earning assets) both increased. This occurred due to a decline in the rate of interest bearing liabilities that exceeded a decline in the rate of interest earning assets.
     The yield on interest earning assets declined due primarily to a 21 basis point drop in the yield on loans. Loan yields have declined due to an improvement in credit quality and strong competition in the Company's markets. An increase in investment securities yields of 18 basis points partially offset the decline in loan yields. Investment securities yields increased due to a change in mix of the types of securities purchased. The ending investment portfolio mix at December 31, 1997 included $12 million of mortgage backed securities representing 69% of total investment securities, up from $2.6 million, or 49% of investment securities in 1996.
     The yield on earning assets was also impacted by an increase in investments as a percentage of earning assets from 6% in 1996 to 11% in 1997. Federal funds sold declined from 13% to 10% in 1997.
     In 1996, the net interest margin and the net yield on interest earning assets both increased. This occurred because the Company was able to increase its yield on earning assets slightly while reducing its rate on interest bearing liabilities.
     The yield on earning assets increased from 1995 to 1996 because the ratio of loans (the highest yielding earning asset) increased as a percentage of total earning assets from 72% in 1995 to 78% in 1996. Market rates for loans decreased slightly in 1996 with the "prime" rate decreasing in February from 8.50% to 8.25%. In 1995 prime was slightly higher, remaining in the 8.50% to 9.00% range for the entire year. The yield on loans decreased by only 13 basis points because average nonaccrual loans decreased from $4.6 million in 1995 to $2.6 million in 1996. The yield on investment securities remained relatively unchanged while the yield on Federal funds sold and interest bearing deposits decreased from general market rate declines. The decrease in average investments was caused primarily by Management's decision to reduce the amount of nationally gathered time deposits from its Money Desk operation.
     Interest expense increased in 1997 and declined in 1996 primarily from changes in interest bearing liability volumes. In 1996 lower rates also contributed to the decline. Average interest bearing liabilities increased by $4 million from 1996 to 1997 and decreased by $14 million from 1995 to 1996.
     The rate on interest bearing liabilities declined 13 basis points from 1996 to 1997 due to a decline in notes and debentures payable outstanding. This decline was partially offset by a 22 basis point increase in the rates paid on time deposits. Average time deposits, the highest interest bearing deposits, increased from 26% of average interest bearing deposits in 1996 to 30% in 1997. The volume and rate increases in time deposits were due to Management's decision to increase the amount of nationally gathered time deposits from its Money Desk operation. Money Desk deposits bear a higher rate of interest than locally gathered deposits.
     The volume decline from 1995 to 1996 was primarily from the intentional reduction in the Money Desk time deposits.
     The average rates paid on interest bearing liabilities decreased by 45 basis points from 1995 to 1996.
     Rates on interest bearing liabilities were lower in 1996 versus 1995 because average time deposits as a percentage of average interest bearing liabilities decreased from 46% in 1995 to 39% in 1996. The 38 basis points decrease in time deposit rates was partially due to Management's intentional reduction in the highest cost time deposits and partially from the general market rate declines.
     Loans on which the accrual of interest had been discontinued at December 31, 1997 and 1996 amounted to $0 and $931,000, respectively. If these loans had been current throughout their terms, net interest income would have increased approximately $0 and $66,000 in 1996 and 1995, respectively. This would have raised both the net yield on interest earning assets and the net interest margin by 0% in 1997 and .07% in 1996, respectively.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Average Balance Sheets and Analyses of Net Interest Earnings
     Information concerning average interest earning assets and interest bearing liabilities, along with the interest earned or paid thereon and the average interest rates earned and paid thereon, is set forth in the following table for the years ended December 31. Averages were computed based on daily balances. The Company had no income or yield earned on tax exempt securities during any of the periods presented.


(dollars in thousands)                1997                       1996
--------------------------------------------------------------------------------
                            Average           Average  Average           Average
                            Balance  Interest  Rates   Balance  Interest  Rates
--------------------------------------------------------------------------------
Assets
Loans, net of unearned loan fees &
  discounts (1)             $ 88,889  $ 9,281  10.44%  $ 77,244  $ 8,226  10.65%
Investment securities         12,671      803   6.34      5,957      367   6.16
Federal funds sold            11,448      629   5.49     13,123      714   5.44
Interest bearing deposits
  with banks                     520       26   5.00      3,224      187   5.80
--------------------------------------------------------------------------------
Interest earning assets      113,528   10,739   9.46     99,548    9,494   9.54

Allowance for possible credit
  losses                      (2,745)                    (3,510)
Cash and due from banks        6,768                      5,886
Other assets                   4,097                      6,782
--------------------------------------------------------------------------------
Total assets             $   121,648                   $108,706
--------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Time deposits            $    31,937  $ 1,743   5.46%  $ 25,628  $ 1,342   5.24%
Interest bearing demand
  deposits                    32,173      608   1.89     31,499      606   1.92
Savings deposits               4,748       95   2.00      5,108      101   1.98
Notes Payable to affiliates      -         -     .-         584       45   7.71
Other debt (2)                   812      180  22.17        817      197  24.11
Convertible subordinated
  debentures                     -         -     .-       2,391      284  11.88
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                 69,670    2,626   3.77     66,027    2,575   3.90

Demand deposits               38,762                     34,558
Other liabilities              1,308                      1,289
Minority Interest              5,218                      1,356
Shareholders' equity           6,690                      5,476
--------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                $   121,648                   $108,706
--------------------------------------------------------------------------------
Net interest income                   $ 8,113                    $ 6,919
Net interest margin                             5.69%                      5.64%
Net yield on interest earning assets            7.15                       6.95
--------------------------------------------------------------------------------

(1) Interest income includes loan fees of $154,000 and $205,000 for the years ended December 31, 1997 and 1996, respectively. Loans, net of unearned loan fees and discounts, includes loans placed on nonaccrual.
(2) Other debt includes a capital lease, senior debt on real estate owned, notes payable to an unaffiliated party and, in 1996, short-term debt owed to a former officer of West Coast.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Rate and Volume Variance Analyses
     The following schedule analyzes the rate and volume changes in net interest income for the years ended December 31. The variances attributable to simultaneous volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.

                                  1997 vs. 1996            1996 vs. 1995
--------------------------------------------------------------------------------
(in thousands)               Volume   Rate    Total   Volume    Rate    Total
--------------------------------------------------------------------------------
Interest Income:
Loans and leases             $1,219  $ (164)  $1,055  $ (311)  $ (111)  $ (422)
Investment securities           425      11      436    (261)       5     (256)
Federal funds sold              (92)      7      (85)   (120)     (59)    (179)
Interest bearing deposits
  with banks                   (138)    (23)    (161)   (106)     (37)    (143)
--------------------------------------------------------------------------------
Total                         1,414    (169)   1,245    (798)    (202)  (1,000)

Interest Expense:
Time deposits                   342      59      401    (602)    (133)    (735)
Interest bearing  demand
  deposits                       13     (11)       2     (36)     (19)     (55)
Savings deposits                 (7)      1       (6)     (7)       1       (6)
Notes payable to affiliates       -       -        -     (18)      (5)     (23)
Other debt                     (175)   (171)    (346)     66     (159)     (93)
--------------------------------------------------------------------------------
Total                           173    (122)      51    (597)    (315)    (912)
--------------------------------------------------------------------------------
Net change in net interest
  income                     $1,241  $  (47)  $1,194  $ (201)  $  113   $  (88)
--------------------------------------------------------------------------------

Provision for Possible Credit Losses
     For the tables showing the Company's "Allowance for possible credit losses, net charge-offs and provision for possible credit losses": See "ITEM 1 - BUSINESS - SELECTED STATISTICAL INFORMATION - Allowance for possible credit losses."
     The Company had a credit provision for possible credit losses in 1997 and 1996 due to improvements in the Company's loan portfolio and recoveries of loan losses from prior years. Total loans classified substandard and doubtful decreased from $6.5 million at December 31, 1996 to $3.7 million at December 31, 1997.
     Management has maintained the Company's allowance for possible credit losses as a percentage of loans at a level substantially higher than industry averages, which reflects the result of a comprehensive risk assessment system to identify and quantify risk in the portfolio. Management believes that the allowance for possible credit losses at December 31, 1997 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 SELECTED STATISTICAL INFORMATION - Classified loans" for a summary of classified loans.
     The ultimate collectability of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company. Future reversals of the allowance for possible credit losses are not anticipated unless recoveries remain at high levels or the underlying conditions of various classified loans improve. The high provisions for possible credit losses experienced prior to 1996 are not anticipated unless current economic conditions deteriorate.

Charge-offs
     All charge-offs and recoveries were located at Sunwest. The decrease in charge-offs is a result of Management's ongoing efforts to reduce the classified assets in its portfolio. Gross charge-offs of commercial loans at Sunwest represented 63% of charge-offs in 1997 and 48% in 1996. The current low level of charge-offs relates primarily to the economy and real estate values improving in southern California. The Company's net (recoveries) charge-offs as a percentage of average loans were (.10)% in 1997 and .25% in 1996.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Nonperforming Assets
     Nonperforming assets include nonperforming loans and real estate owned. Nonperforming loans include loans for which the accrual of interest has been discontinued and loans that are contractually past due 90 days or more with respect to principal and are still accruing interest. Real estate owned consists of real estate collateral for which the Company has legally taken ownership.
     Nonperforming loans totaled $31,000 and $974,000 at December 31, 1997 and 1996, respectively. This amounted to .03% and 1.18% of total loans for the same respective periods.
     In 1997, nonperforming loans decreased by $943,000 primarily because of repayments and charge-offs.
     Real estate owned totaled $53,000, $1,098,000 and $1,151,000 at December 31, 1997 at West Coast, Sunwest and the Company, respectively. At December 31, 1996, real estate owned totaled $53,000, $1,190,000 and $1,243,000 at West
Coast, Sunwest and the Company, respectively. This represented 0.9% and 1.1% of the Company's assets at December 31, 1997, and 1996, respectively.
     Nonperforming assets (nonperforming loans and real estate owned combined) totaled $53,000, $1,129,000 and $1,182,000 at December 31, 1997 at West Coast,
Sunwest and the Company, respectively. At December 31, 1996, nonperforming assets totaled $53,000, $2,121,000 and $2,174,000 at West Coast, Sunwest and the Company, respectively. This represented 1.0% and 2.0% of the Company's assets at December 31, 1997 and 1996, respectively.
     Restructured loans which were performing in compliance with their modified terms totaled $2,104,000 and $3,116,000 at December 31, 1997 and 1996.
Restructured loans totaling $0 and $577,000 were on nonaccrual status at December 31, 1997 and 1996.

Other Operating Income
     A summary of other operating income by category is presented in NOTE 11 of the Notes to the Consolidated Financial Statements. Other operating income decreased to $676,000 from $1,536,000 in 1996. Gain on sale of B&PB stock was $436,000 higher in 1996 as West Coast sold all of its remaining B&PB shares. Interest recoveries of $334,000 on charged off loans in 1996 was primarily from recoveries on three loans.

Other Operating Expenses
     Other operating expenses decreased from 1996 to 1997. A summary of the operating expenses is presented in NOTE 12 of the Notes to the Consolidated Financial Statements.

     A summary of other operating expenses follows:

(dollars in thousands)              1997          1996
-------------------------------- ------------ -------------
Other operating expenses         $   7,218    $   7,691
Other operating expenses
  /Interest and other
  operating income                    63.2%        69.7%
Other operating expenses
  /Average assets                      5.9%         7.1%
-------------------------------- ------------ -------------

     Other operating expenses decreased by $473,000 or 6% from 1996 to 1997. Declines were noted in most categories despite a growth in assets of 20%. Salaries and employee benefits remained relatively flat. The number of employees declined from 72 at the end of 1996 to 66 at the end of 1997. Reductions in numbers of employees were offset by increased incentive compensation paid out under Sunwest's performance compensation plan. Employees earned an average bonus of approximately 10% of their salaries under the plan in 1997. The net cost of operation of real estate owned declined by $172,000 in 1997 due to lower adjustments of the valuation allowance for real estate owned. Regulatory fees and assessments declined due to lower FDIC insurance assessment rates. Occupancy and depreciation and amortization expenses declined in 1997 due to the closure of the Santa Ana facility in April 1997. Professional services declined due to lower accounting and tax fees resulting from a competitive bid process during 1996 which caused a change in accounting firms. Increases in data processing, customer service expense and advertising and promotion are the result of the growth in the Company's core business.
     The Company is anticipating higher other operating expenses in 1998 related to continued growth and the development of new products and services.

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



This lease required three years of rent be paid ($483,000) to exercise the buyout clause. A valuation allowance for the remaining leasehold improvements of $276,000 was established. Moving and related costs were recorded in the expected loss. This lease would have expired in the year 2006.

Loss on Sale of Sunwest Shares
     West Coast recorded a $246,000 loss on sale of its Sunwest shares in 1996 because the adjusted selling price of its shares was less than the book value of the shares on September 13, 1996, the date of the sale.

(Loss) Gain on Liquidation of WCV, Inc.
     The Company recorded a loss on the liquidation of WCV, Inc. of $7,000 in 1997 and a gain of $149,000 in 1996.
     WCV, Inc. was substantially liquidated in 1993. Remaining activity consists of the environmental cleanup and disposition of the sole remaining real estate owned property. The gain in 1996 relates to refunds received from the California Underground Storage Tank Cleanup Fund ("USTF"). Future costs of the cleanup are estimated at $90,000 to $180,000 and are expected to be reimbursed by the USTF.

Income Taxes
     A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 8 of the Notes to the Consolidated Financial Statements. A tax benefit was recognized in 1997 and 1996 because of a recognition of a deferred tax asset by reversing part of the valuation allowance for deferred taxes. The valuation allowance was decreased because it was deemed more likely than not that some of the deferred tax asset will be realized as a benefit.

LIQUIDITY

The Company
     Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on loans, increased deposits and temporary borrowings. The Company had loan commitments of $19,170,000 and standby and commercial letters of credit totaling $70,000 at December 31, 1997. The majority of outstanding loan commitments are not expected to be drawn upon. All the outstanding loan commitments were at Sunwest.
      Sunwest manages its liquidity as well as interest rate risk through an asset and liability management committee. The asset and liability management committee obtains estimates from the Bank's loan officers of how much of the commitments will ultimately be funded and when. The committee reviews and evaluates these estimates in conjunction with projections of loan and time deposit run-off, other expected deposit fluctuations and investment maturities. The committee uses the projections to assess liquidity and manage asset levels.
     The Company's liquid asset ratio (the sum of cash, investments available for sale and Federal funds sold divided by total assets) was 19% at December 31, 1997 and 18% at December 31, 1996. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.
     The Company's cash and cash equivalents decreased by $8.8 million during 1997. Cash from operating activities increased cash by $2.3 million primarily from $1.2 million of net income. Investing activities used $30.5 million in cash and cash equivalents which consisted primarily of net loan increases of $20.1 million offset by decreases in investments of $12.1 million. Net cash of $19.4 million was used in financing activities and consisted of a $19.4 million net increase in deposits.

The Parent Company
     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.
     During  1997,   West  Coast  did  not  receive  any   dividends   from  its
subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1998.
    West Coast's primary source of cash in 1998 is expected to be earnings on cash and short term investments. At December 31, 1997, West Coast had cash and short term investments of $598,000.
     West Coast anticipates cash expenditures during 1998 to consist of debt service payments and other operating expenses. In January 1998, West Coast executed a note and security agreement with a corporation owned by its President and Chairman, John B. Joseph. The note is in the amount of $514,000 representing unpaid fees for services. The note bears interest at 9%, payable monthly, with principal due January 29, 2001. The note is secured by five shares of Sunwest Bank stock. West Coast's projected debt service in 1998 for all notes payable is expected to total $94,000. Principal and interest outstanding under these notes totaled $966,000 at January 31, 1998. West Coast anticipates that other

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



operating expenses will be approximately $225,000 during 1998. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS
     Sunwest had a 12.66%, 13.88% and 10.55% Tier 1 risk-based capital, total risk-based capital and leverage ratio at December 31, 1997, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.
     The Company had no material commitments for capital expenditures as of December 31, 1997.
     The Company has not paid dividends and does not contemplate paying dividends in 1998.

ASSET AND LIABILITY MANAGEMENT
    Management of assets and liabilities in terms of rate, maturity and quality has an important effect on liquidity and net interest margin, and rate sensitivity is of particular importance. Rate sensitivity is determined by calculating the ratio of rate sensitive assets to rate sensitive liabilities. Rate sensitivity ratios that are close to one-to-one tend to stabilize earnings and provide a Company with flexibility in managing liquidity. Rate sensitivity ratios in which rate sensitive assets exceed rate sensitive liabilities tend to produce an expanded net yield on interest earning assets in rising interest rate environments and a reduced net yield on interest earning assets in declining interest rate environments. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the net yield on interest earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the interest sensitivity table set forth below is only a general indicator of interest rate sensitivity.
     The Company had a net asset sensitivity of $49.1 million at December 31, 1997. Market rates of interest did not change significantly during 1997 and 1996. The Company's net yield on interest earning assets increased from 6.95% in 1996 to 7.15% in 1997.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



     The following table sets forth the interest earning assets and interest bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at December 31, 1997:

                                                        Over
                                                         One
                                        91              Year
                             Two     Through   181     Through    Over
(dollars in thousands)     Through     180   Through    Five      Five
                Immediate  90 Days     Days  365 Days   Years     Years   Total
--------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans             $ 28,598 $ 11,021 $  5,659 $ 16,977 $ 34,396 $  6,226 $102,877
Investments          2,334    2,100    1,003      505    4,424    8,578   18,944
--------------------------------------------------------------------------------
Total interest
  earning assets  $ 30,932 $ 13,121 $  6,662 $ 17,482 $ 38,820 $ 14,804 $121,821
--------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Time  certificates of deposit of $100,000
   or more        $    -0- $  5,847 $  3,137 $  4,053 $    -0- $    -0- $ 13,037
Time certificates of
  under $100,000       -0-    6,846    6,458    7,187    1,679      -0-   22,170
Other interest
  bearing deposits  36,745      -0-      -0-      -0-      -0-      -0-   36,745
Other interest bearing
  liabilities          -0-       22       27       54      676      -0-      779
--------------------------------------------------------------------------------
Total interest bearing
  liabilities     $ 36,745 $ 12,715 $  9,622 $ 11,294 $  2,355 $    -0- $ 72,731
--------------------------------------------------------------------------------
Rate sensitive
  gap             $ (5,813)$    406 $ (2,960)$  6,188 $ 36,465 $ 14,804 $ 49,090
--------------------------------------------------------------------------------
Cumulative rate
  sensitive gap   $ (5,813)$ (5,407)$ (8,367)$ (2,179)$ 34,286 $ 49,090 $ 49,090
--------------------------------------------------------------------------------
Cumulative assets divided
  by liabilities     84.18%   89.07%   85.84%   96.90%  147.14%  167.50% 167.50%
--------------------------------------------------------------------------------

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



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


                                     PART IV


ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.
         1. Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements at page F-1 for a list of financial statements filed as part of this report.
         2. Financial Statement Schedules. No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements filed herewith.
         3. Exhibits. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report. Executive Compensation Plans and Arrangements. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report.
(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 1997.
(c) Exhibits required by Item 601 of Regulation S-K. See Item 13(a) 3.
(d) Additional financial statements.  Inapplicable.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1997



Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 day of March, 1998.


                                        WEST COAST BANCORP
                                        (Registrant)
                                        By

                                        /s/ John B. Joseph
                                        John B. Joseph
                                        Chairman of the Board, President and
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ John B. Joseph              Chairman of the Board,            March 27, 1998
------------------              President and
John B. Joseph                  Chief Executive Officer
                                (Principal Executive Officer)


/s/ Ronald R. White             Executive Vice President          March 27, 1998
-------------------             and Director
Ronald R. White


/s/ Frank E. Smith              Chief Financial Officer           March 27, 1998
-------------------             (Principal Financial
Frank E. Smith                  and Accounting Officer)


/s/ J. David Cheshier           Director                          March 27, 1998
---------------------
J. David Cheshier


/s/ Dr. L. Wayne Gertmenian     Director                          March 27, 1998
---------------------------
Dr. L. Wayne Gertmenian


/s/ Eric D. Hovde               Director                          March 27, 1998
-----------------
Eric D. Hovde


/s/ Thomas A. Jones             Director                         March  27, 1998
-------------------
Thomas A. Jones


/s/ Lacy G. Marlette, Jr.       Director                          March 27, 1998
-------------------------
Lacy G. Marlette, Jr.

ITEMS 7, 13(a)(1) and 13(a)(2)



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
West Coast Bancorp and Subsidiaries:

Consolidated Balance Sheets -
  December 31, 1997 and 1996                                                F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996                                                F-3

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997 and 1996                                    F-3

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996                                                F-4

Notes to Consolidated Financial Statements                                  F-5

Report of Independent Public Accountants                                    F-19

Responsibility for Financial Reporting                                      F-19




All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS                  West Coast Bancorp and Subsidiaries
(in thousands, except share data)



                                                              At December 31,
Assets                                                     1997           1996
--------------------------------------------------------------------------------
Cash and due from banks                                $    7,041    $    7,246
Federal funds sold                                          1,500        10,100
Interest bearing deposits with financial institutions          99         1,982
Investment securities held to maturity - approximate
 fair value of $2,626 in 1996                                   -         2,607
Investment securities available for sale at fair value     17,345         2,680

Loans                                                     102,877        82,657
Less allowance for possible credit losses                  (2,364)       (2,848)
--------------------------------------------------------------------------------
         Net loans                                        100,513        79,809
--------------------------------------------------------------------------------

Real estate owned, net                                      1,151         1,243
Premises and equipment, net                                   711           932
Deferred taxes                                              1,153           870
Other assets                                                1,108         1,518
--------------------------------------------------------------------------------
                                                       $  130,621    $  108,987
--------------------------------------------------------------------------------


Liabilities
--------------------------------------------------------------------------------
Deposits:
Demand, non-interest bearing                           $   42,920    $   33,983
Savings, money market and interest bearing demand          36,745        34,342
Time certificates under $100,000                           22,169        18,260
Time certificates of $100,000 or more                      13,136         8,972
--------------------------------------------------------------------------------
         Total deposits                                   114,970        95,557
--------------------------------------------------------------------------------

Other borrowed funds                                          779           834
Other liabilities                                           1,363         1,642
--------------------------------------------------------------------------------
         Total liabilities                                117,112        98,033

Commitments and contingencies
Minority interest in subsidiary                             6,041         4,819
--------------------------------------------------------------------------------

Shareholders' Equity
--------------------------------------------------------------------------------

Common stock, no par value; 30,000,000 shares authorized;
 9,168,942 shares issued and outstanding in 1997 and 1996  30,176        30,176
Securities valuation allowance                                 39           (25)
Accumulated deficit                                       (22,747)      (24,016)
--------------------------------------------------------------------------------
         Total shareholders' equity                         7,468         6,135
--------------------------------------------------------------------------------
                                                       $  130,621    $  108,987
--------------------------------------------------------------------------------






          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF OPERATIONS        West Coast Bancorp and Subsidiaries
(in thousands, except per share data)


                                                        Years ended December 31,
Interest Income                                           1997           1996
--------------------------------------------------------------------------------
Loans, including fees                                $     9,281    $     8,226
Federal funds sold                                           629            714
Investment securities                                        803            367
Interest bearing deposits with banks                          26            187
--------------------------------------------------------------------------------
         Total interest income                            10,739          9,494
--------------------------------------------------------------------------------

Interest Expense
--------------------------------------------------------------------------------
Savings, money market and
  interest bearing demand deposits                           703            707
Time certificate deposits under $100,000                   1,173            957
Time certificate deposits of $100,000 or more                570            385
--------------------------------------------------------------------------------
         Total interest on deposits                        2,446          2,049
Other                                                        180            526
--------------------------------------------------------------------------------
         Total interest expense                            2,626          2,575
--------------------------------------------------------------------------------
         Net interest income                               8,113          6,919

Provision (benefit) for possible credit losses              (572)          (668)
--------------------------------------------------------------------------------
         Net interest income after provision
          (benefit) for possible credit losses             8,685          7,587

Other operating income                                       676          1,536
Other operating expenses                                   7,218          7,691
Minority interest in net income of subsidiary              1,193            510
Loss on abandonment of Santa Ana facility lease                -            814
Loss on sale of Sunwest shares                                 -            246
(Loss) gain on liquidation of WCV, Inc.                       (7)           149
--------------------------------------------------------------------------------
Income before income taxes                                   943             11
Income tax (benefit) expense                                (326)          (863)
--------------------------------------------------------------------------------
         Net income                                  $     1,269    $       874
--------------------------------------------------------------------------------
Basic and diluted earnings per share                 $       .14    $       .10
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
(in thousands)
                                        Securities
                       Common stock      Valuation   Accumulated  Shareholders'
                     Shares     Amount   Allowance    Deficit       Equity
--------------------------------------------------------------------------------
Balance at
  December 31, 1995    9,169   $ 30,176   $   -   $  (24,890)   $    5,286
Net Income                 -          -       -          874           874
Change in securities
  valuation allowance      -          -     (25)           -           (25)
--------------------------------------------------------------------------------
Balance at
  December 31, 1996    9,169     30,176     (25)     (24,016)        6,135
Net income                 -          -       -        1,269         1,269
Change in securities
  valuation allowance      -          -      64            -            64
--------------------------------------------------------------------------------
Balance at
  December 31, 1997    9,169   $ 30,176   $  39   $  (22,747)   $    7,468
--------------------------------------------------------------------------------




          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS        West Coast Bancorp and Subsidiaries
(in thousands)                                         Years ended December 31,
Cash Flows from Operating Activities                      1997           1996
--------------------------------------------------------------------------------
Net income                                            $     1,269    $      874
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                             363           497
    Provision (benefit) for possible credit losses           (572)         (668)
    Minority interest in net income of subsidiary           1,193           510
    Net change in receivables, payables and other assets      231           447
    Write-down of real estate owned                            92           441
    Gain on sales of real estate owned                          -           (91)
    Loss on abandonment of Santa Ana facility lease             -           814
    Loss on sale of Sunwest Bank shares                         -           246
    Gain on sale and liquidation of subsidiaries                7          (585)
    Increase in deferred tax asset                           (283)         (870)
--------------------------------------------------------------------------------
       Net cash provided by operating activities            2,300         1,615
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
--------------------------------------------------------------------------------
Proceeds from maturity of interest bearing balances         1,982         3,535
Purchases of interest bearing deposits
  with financial institutions                                 (99)       (1,584)
Proceeds from maturity of investment securities
  held to maturity                                              -         2,966
Proceeds from maturity of investment securities
  available for sale                                        2,152             -
Purchase of investment securities available for sale      (14,210)       (2,703)
Net (increase) decrease in loans                          (20,132)       (5,971)
Proceeds from sales of real estate owned                        -         3,267
Proceeds from sales of premises and equipment                  11             -
Purchases of premises and equipment                          (167)          (64)
Capital expenditures for real estate owned                      -             -
--------------------------------------------------------------------------------
       Net cash (used in) provided by
         investing activities                             (30,463)         (554)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
--------------------------------------------------------------------------------
Net increase (decrease) in deposits                        19,413        (7,105)
Sale of Business & Professional Bank stock                      -         1,888
Proceeds from sale of Sunwest Bank shares                       -         3,571
Repayment of notes payable to affiliates                        -          (465)
Repayment of subordinated debt
  and other borrowed funds                                    (55)       (3,511)
--------------------------------------------------------------------------------
       Net cash provided by (used in)
         financing activities                              19,358        (5,622)
--------------------------------------------------------------------------------
Decrease in cash and cash equivalents                      (8,805)       (4,561)
Cash and cash equivalents at beginning of year             17,346        21,907
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $     8,541    $   17,346
--------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                          $     2,572    $    2,603
    Income taxes                                                4             7
Supplemental Schedule of Non-cash Investing and Financing Activities:
--------------------------------------------------------------------------------
Reclassification of securities from
   held to maturity to available for sale             $     2,607    $        -
Transfer of loans to real estate owned                          -         2,010
Increase minority interest and other assets
  for purchase adjustment                                       -           492
Transfer from notes payable to affiliates
  to other borrowed funds                                       -           475
Assumption of real estate owned senior debt                     -           213
Reclassification of fixed assets to other assets                -           133
--------------------------------------------------------------------------------




          (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



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

BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of West Coast, a bank holding company, and its subsidiaries (collectively, the "Company"). On February 29, 1996, West Coast and Sunwest entered into an agreement with Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., for West Coast to sell 35 existing shares of Sunwest common stock for $2,520,000 and for Sunwest to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions West Coast and Western own approximately 56.5% and 43.5% of Sunwest, respectively.
     West Coast's sale of the 35 existing shares of Sunwest's common shares included a purchase price adjustment based on Sunwest's financial performance through December 31, 1996. Based on Sunwest's performance, an additional $493,000 was paid from Western to West Coast in February 1997. West Coast recorded a loss on the sale of the 35 shares of Sunwest stock of $246,000 during 1996. This occurred because the selling price of Sunwest stock was less than the book value of outstanding shares at September 13, 1996.
     West Coast entered into an agreement to sell its majority-owned subsidiary, Sacramento First National Bank ("Sacramento First") on June 22, 1994. On January 20, 1995 the sale closed and West Coast received from Business & Professional Bank ("B&PB"), as part of the sales proceeds, shares of B&PB common stock equivalent to 14.5% of B&PB's then outstanding common stock and the right to receive a contingent cash payment. The B&PB stock was sold during 1995 and 1996. The first contractual due date for the contingent cash payment is 1998. The due date may extend to 2000 if the parties do not agree on the calculated amount due. The only other remaining subsidiary with activity during the periods was WCV, Inc. Its activity was limited to the restoration of one remaining property.
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. All inter-company balances and transactions have been eliminated in consolidation.

INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS
     Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance. At December 31, 1997, all interest bearing deposits with financial institutions mature in one year or less.

INVESTMENT SECURITIES
     The Company's securities portfolio includes U.S. Treasury, U.S. federal agency, and mortgage backed securities. Securities are classified as held to maturity when the Company has the ability and intent to hold the securities to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method, adjusted for actual prepayments. The Company had no investments classified as held to maturity at December 31, 1997.
     Securities are classified as available for sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value with unrealized gains and losses (net of related income taxes) reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.
     The Company has no investments classified as held for trading purposes.

INTEREST RATE SWAPS
     Interest rate swaps are used in the Company's management of interest rate sensitivity. The periodic net settlement for these interest rate swaps is recorded as an adjustment to the net interest income or interest expense of the related asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



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

ALLOWANCE FOR POSSIBLE CREDIT LOSSES
     Provisions (benefits) for possible credit losses are charged (credited) to operations based on Management's evaluation of the potential losses in its loan portfolio. The major factors considered in evaluating potential losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower's ability to repay the loan and timing of repayments, and the value of any related collateral. Management's estimate of fair value of the collateral considers the current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Bank's control. In addition, the regulatory agencies periodically review the allowance for possible credit losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional provisions for possible credit losses with respect to its loan portfolio.
     For the Company, loans collectively reviewed for impairment include all single-family loans excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of collateral property. The Company's impaired loans within the scope of Statement of Financial Accounting Standards No. 114 ("SFAS 114") include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than 90 days delinquent ("other impaired loans") that the Company believes will likely not be collected in accordance with contractual terms of the loans.
     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on restructured loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status.
     The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties in accordance with SFAS 114. Impairment losses are included in the allowance for possible credit losses through a charge to provision for possible credit losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for possible credit losses.

REAL ESTATE OWNED
     Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is initially recorded at the lower of the recorded investment in the loan or fair value at the time of foreclosure, determined by current appraisals, less selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold and the terms of the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



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

CASH AND CASH EQUIVALENTS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with original maturities of less than 90 days and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.
     Non-interest earning cash reserves of $1,352,000 and $1,083,000 were maintained by Sunwest to satisfy Federal regulatory requirements at December 31, 1997 and 1996, respectively.

EARNINGS PER SHARE

Earnings per share calculations are computed as follows:

                                                  Per-Share
                          Income       Shares       Amount
--------------------------------------------------------------------------------
For the year ended 1996:
Net Income                 $874,000
Basic and diluted
earnings per share
Income available to
common shareholders        $874,000    9,168,942       $0.10
--------------------------------------------------------------------------------

For the year ended 1997:
Net Income               $1,269,000
Basic earnings per
share
Income available
to common
shareholders             $1,269,000    9,168,942       $0.14
                                                   -----------
Options issued to
executives                                15,204
Diluted earnings
per share                $1,269,000    9,184,146       $0.14
--------------------------------------------------------------------------------

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for 1997 were determined on the assumptions that the stock options were exercised in the periods when their exercise prices were less than market price. Employee stock options are not included in the earnings per share computations for 1996 as the effects of their inclusion would have been anti-dilutive.
     In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. All periods presented in the accompanying consolidated financial statements have been restated to conform to SFAS No. 128. Adoption of SFAS No. 128 did not change previously reported earnings per share for 1996.

RECLASSIFICATIONS
     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. The adoption of this pronouncement did not have a material impact on the Company's previously reported earnings per share.
     In August 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The statement also requires dual presentation of basic and diluted earnings per share by entities with complex capital structures and requires a reconciliation of the numerators and denominators between the two calculations. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statements did not have a material impact on the Company's reported earnings per share.
     In August 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about capital structure, including pertinent rights and privileges of various securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company has adopted this statement and Management does not believe the statement had a material impact on the Company's results of operations or financial position.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe the statements will have a material impact on the Company's results of operations or financial position when adopted.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe the statements will have a material impact on the Company's results of operations or financial position when adopted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



NOTE 2
INVESTMENT SECURITIES

     A summary of held to maturity investment securities is as follows at December 31 (in thousands):

                                                Estimated
   Year      Amortized      Gross Unrealized       Fair
  ended         Cost        Gains     Losses      Value
-----------------------------------------------------------
   1997     $       -     $      -   $    -    $       -
   1996         2,607           19        -        2,626
-----------------------------------------------------------

All held to  maturity  securities  at  December  31,  1996  are  mortgage-backed
securities.   Securities   previously   classified  as  held  to  maturity  were
reclassified as available for sale in 1997. These securities were previously used as collateral for credit facilities at other banks. The securities were reclassified when the collateral requirement was removed. The amortized cost of these securities at the time of reclassification was $2,554,000. An unrealized gain of $20,000 was recorded when the securities were reclassified. There were no sales of investment securities held to maturity during 1997 or 1996.
     A summary of available for sale investment securities is as follows at December 31, 1997 (in thousands):
                                                  Estimated
                   Amortized   Gross Unrealized      Fair
                      Cost      Gains    Losses     Value
--------------------------------------------------------------
U.S. Treasury
  and other
  government
  agency
  securities       $   4,974   $     25  $   (6)  $  4,993
Collateralized
  mortgage
  obligations          1,623          -     (36)     1,587
Mortgage-
  backed
  securities          10,295        133       -     10,428
Other Securities         337          -       -        337
--------------------------------------------------------------
      Total        $  17,229   $    158  $  (42)  $ 17,345
--------------------------------------------------------------


     A summary of available for sale investment securities is as follows at December 31, 1996 (in thousands):
                                                  Estimated
                   Amortized   Gross Unrealized      Fair
                      Cost      Gains    Losses     Value
--------------------------------------------------------------
U.S. Treasury
  and other
  government
  agency
  securities       $   2,705   $      -  $  (25)  $  2,680
Collateralized
  mortgage
  obligations              -          -       -          -
Mortgage-
  backed
  securities               -          -       -          -
--------------------------------------------------------------
      Total        $   2,705   $      -  $  (25)  $  2,680
--------------------------------------------------------------

     At December 31, 1997, investment securities available for sale with a book value of $5,379,000 were pledged as collateral to secure public funds and for other purposes as required or permitted by law.
     The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated life. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

                                  Amortized    Estimated
(in thousands)                      Cost       Fair Value
--------------------------------------------------------------
Due in one year                  $    1,866   $    1,868
Due after one year through five
   years                             11,307       11,367
Due after five years through ten
  years                               4,056        4,110
Due after ten years                       -            -
--------------------------------------------------------------
                                 $   17,229   $   17,345
--------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



NOTE 3
LOANS

     A summary of loans is as follows at December 31:

(in thousands)                        1997         1996
------------------------------------------------------------
Commercial loans not secured by
   real estate                     $  29,425    $ 25,300
Real estate mortgage loans            67,970      54,938
Personal loans not secured by
   real estate                         5,755       2,728
Unearned income, discounts and
   fees                                 (273)       (309)
------------------------------------------------------------
                                   $ 102,877    $ 82,657
------------------------------------------------------------

     Loans on which the accrual of interest had been discontinued or reduced at December 31, 1997 and 1996 amounted to $0 and $931,000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $0 and $66,000 in 1997 and 1996, respectively.
     The Company serviced loans for others totaling $3,390,000 and $3,908,000 at December 31, 1997 and 1996, respectively. These loans are not included in the accompanying consolidated balance sheets.
     Loans totaling $5,289,000 at December 31, 1997 were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. There were no purchases of Federal funds from the Federal Reserve Bank during 1997 and 1996.


NOTE 4
ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     A summary of activity in the allowance for possible credit losses follows:

(in thousands)                          1997        1996
------------------------------------------------------------
Balance at beginning of year         $   2,848   $   3,820
Credits charged off                       (410)     (1,072)
Recoveries on credits previously
   charged off                             498         876
------------------------------------------------------------
Net recoveries (charge-offs)                88        (196)
Provision (benefit) for possible
   credit losses                          (572)       (668)
Other adjustments(1)                         -        (108)
------------------------------------------------------------
Balance at end of year               $   2,364   $   2,848
------------------------------------------------------------
(1) Reclassification of previous recoveries.

     A summary of investment in impaired loans by type is as follows at December 31:

(in thousands)                        1997         1996
------------------------------------------------------------
Non accrual loans:
  Single family residence          $       -    $       -
  Nonresidential real estate
     mortgage                              -          622
   Commercial                              -          309
Restructured loans                     2,104        3,116
------------------------------------------------------------
                                   $   2,104    $   4,047
------------------------------------------------------------

     The Company had no "other impaired loans" at December 31, 1997 and 1996. The related impairment valuation allowances were $0 and $775,000 at December 31, 1997 and 1996, respectively. These amounts were included as part of the allowance for possible credit losses in the accompanying consolidated balance sheets. The provision for losses and any related recoveries are recorded as part of the provision for possible credit losses on loans in the accompanying statements of operations. During the years ended December 31, 1997 and 1996, the Company's average investment in impaired loans were $2,807,000 and $5,195,000, and interest income recorded during this period was $172,000 and $261,000, of which $0 and $42,000 were recorded using the cash basis method of accounting described above, respectively.


NOTE 5
 VALUATION ALLOWANCE FOR REAL ESTATE OWNED

     A summary of activity in the valuation allowance for real estate owned is as follows:

(in thousands)                         1997        1996
-----------------------------------------------------------
Balance at beginning of year         $   449   $     592
Losses charged off                         -        (584)
Provision for estimated losses            91         441
-----------------------------------------------------------
Balance at end of year               $   540   $     449
-----------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



NOTE 6
PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

(in thousands)                          1997      1996
-----------------------------------------------------------
Furniture, fixtures and
  equipment                          $  2,753    $ 3,391
Leasehold improvements                  1,531      2,295
Property under capital leases             445        445
Construction in progress                   24          -
-----------------------------------------------------------
                                        4,753      6,131
Accumulated depreciation and
   amortization                        (4,042)    (4,923)
Valuation allowance (1)                     -       (276)
-----------------------------------------------------------
                                     $    711    $   932
-----------------------------------------------------------
(1) A valuation allowance was established to remove the net book value of all leasehold improvements on a facility that Management abandoned in 1997. This adjustment was included in the income statement category "Loss on abandonment of Santa Ana facility."


NOTE 7
OTHER BORROWED FUNDS

     Other borrowed funds at December 31, 1997 consisted of long-term obligations to an unaffiliated party of $452,000 and a capital lease obligation of $327,000. An unaffiliated party purchased notes from an affiliated party during 1996 and agreed to extend the maturity date to June 30, 1999. These notes have an interest rate of prime plus 2%. Prime was 8.50% at December 31, 1997.
     The capital lease obligation outstanding at December 31, 1997 had a calculated annual interest rate of 45% and matures on November 30, 2000. The current liability portion of the amortizing capital lease is $62,000.


NOTE 8
INCOME TAXES

     The Company had a $35,000 and $17,000 Federal and State current income tax expense during 1997. For 1996 the Company had a $7,000 current income tax expense for State and none for Federal. During 1997 deferred Federal and State tax benefits of $308,000 and $68,000 were recognized, respectively. During 1996 deferred Federal and State tax benefits of $626,000 and $244,000 were recognized, respectively.

     The actual income tax expense (benefit) differed from the expected Federal statutory rate as follows:

(in thousands)                         1997       1996
-----------------------------------------------------------
Expected  tax expense  (benefit) at
   34%                               $   319   $       4
Change in the valuation allowance
   for deferred tax assets            (1,286)     (1,183)
Net state franchise tax                  216          51
Minority interest expense in
   Sunwest earnings not deductible       405         173
Other                                     22          92
-----------------------------------------------------------
                                     $  (324)  $    (863)
-----------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

(in thousands)                         1997        1996
-----------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards     $  4,389  $    5,113
Net capital loss carryforwards          1,233       1,138
Loans, due to allowance for
   possible credit losses,
   deferred loan origination fees
   and costs, market value
   adjustment of loans held  for
   sale and leases                        384         551
Alternative minimum tax credit
   carryforwards                          540         495
Real estate owned                         246         204
Loss and expense accruals and other       194         584
General business tax credit
   carryforwards                          127         128
Premises and Equipment                     90          17
-----------------------------------------------------------
Total gross deferred tax assets         7,203       8,230
Less valuation allowance               (5,621)     (6,909)
-----------------------------------------------------------
Net deferred tax assets                 1,582       1,321
Deferred tax liabilities:
Deferred State income taxes               336         451
Unrealized gain on available for
   sale securities                         47           -
-----------------------------------------------------------
Total gross deferred tax
   liabilities                            383         451
-----------------------------------------------------------
Net deferred tax asset               $  1,199  $      870
-----------------------------------------------------------

     In 1997 and 1996 the valuation allowance decreased by $1,286,000 and $1,183,000, respectively. The decreases were due to recognizing that part of the deferred tax asset that is more likely than not to be utilized in the future and due to earnings during the years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



     Current income taxes payable at December 31, 1997 were $35,000 for Federal and $11,000 for State. No current income tax refund receivable or payable existed at December 31, 1996. The Company had net operating loss carryforwards of $11.1 million for Federal income tax purposes at December 31, 1997 which expire from 2005 to 2012 and $2.9 million for State franchise tax purposes which expire from 2008 to 2012. The Company had a net capital loss carryforward of $2.8 million for Federal and State purposes. The Federal capital loss expires in 2000 versus no expiration for the State capital loss. The Company had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1997 which expire from 1998 to 2000. The Company had alternative minimum tax credit carryforwards of $226,000 available for Federal income tax purposes and $315,000 available for State franchise tax purposes at December 31, 1997.
     Due to the sale of Sunwest's minority shares on September 13, 1996, Sunwest is required to file a separate standalone tax return versus previously being consolidated with the Company's return. Since the remaining entities included in the Company's tax return have no significant current operating income, utilization of the Company's deferred tax assets will likely be limited to amounts available for Sunwest on its standalone tax return.
     At December 31, 1997 Sunwest had the following deferred tax items: gross deferred tax assets of $3,816,000; a valuation allowance of $2,417,000; a gross deferred tax liability of $700,000 and a net deferred tax asset of $1,199,000.
     At December 31, 1997 Sunwest had net operating loss carryforwards of $7.3 million for Federal income tax purposes at December 31, 1997 which expire from 2005 to 2011 and $1.3 million for State franchise tax purposes which expire from 2008 to 2011. Sunwest had no capital loss carryforwards. Sunwest had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1997 which expire from 1998 to 2000. Sunwest had alternative minimum tax credit carryforwards of $123,000 available for Federal income tax purposes and $233,000 available for State franchise tax purposes at December 31, 1997.


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

     A summary of stock option transactions for the 1988 Plan follows:
                                Number of      Price per
                                  Shares         Share
------------------------------------------------------------
Options outstanding at
   December 31, 1995               357,500   $  1.06-2.75
Canceled                                 -              -
------------------------------------------------------------
Options outstanding at
   December 31, 1996               357,500      1.06-2.75
Canceled                                 -              -
------------------------------------------------------------
Options outstanding at
   December 31, 1997               357,500   $  1.06-2.75
------------------------------------------------------------
Options exercisable at
   December 31, 1997               357,500   $  1.06-2.75
------------------------------------------------------------


NOTE 10
RELATED PARTY TRANSACTIONS

     At December 31, 1997, loans to directors totaled $34,000. During the year ended December 31, 1997, new loans totaling $36,000 were granted to directors and repayments totaled $2,000. No loans to directors were granted or outstanding in 1996.
     These loans were made in the ordinary course of business. The loans were granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions for others.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



NOTE 11
OTHER OPERATING INCOME

     A summary of other operating income is as follows:

(in thousands)                               1997     1996
-----------------------------------------------------------
Depositor charges                         $   551  $   593
Gain on sale of B&PB shares                     -      436
Interest recoveries on charged off loans       44      409
Service charges, commissions & fees            53       54
Other income                                   28       44
-----------------------------------------------------------
                                          $   676  $ 1,536
-----------------------------------------------------------


NOTE 12
OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:

(in thousands)                               1997     1996
-----------------------------------------------------------
Salaries and employee benefits            $ 3,467  $ 3,488
Occupancy                                     863      984
Data processing                               481      431
Customer service expense                      464      366
Depreciation and amortization                 362      497
Professional services                         270      348
Advertising and promotion                     260      203
Printing and postage                          106      120
Net cost of operation of real estate
   owned                                      100      272
Stationary and supplies                        97      128
Insurance                                      62      101
Regulatory fees and assessments                60      200
Miscellaneous                                 626      553
-----------------------------------------------------------
                                          $ 7,218  $ 7,691
-----------------------------------------------------------


NOTE 13
GAIN (LOSS) ON LIQUIDATION OF WCV, INC.

      During November 1992, the Board of Directors of WCV, Inc., resolved to liquidate WCV, Inc. The liquidation of WCV, Inc. was substantially completed in 1993. Included in other liabilities is the remaining net liability related to WCV, Inc. of $60,000 and $64,000 at December 31, 1997 and 1996, respectively.
The gain on liquidation of $149,000 in 1996 relates primarily to refunds of $123,000 received in February 1996 from the California Underground Storage Tank Cleanup Fund ("USTF"). Payments were received from the USTF in connection with claims for reimbursement of costs incurred by WCV, Inc. from the cleanup of an environmentally impaired property. The Company has no expected loss accrual as all projected future costs are anticipated to be reimbursed from the USTF. Future cleanup costs are expected to total between $90,000 to $180,000.

NOTE 14
DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates of financial instruments for both assets and liabilities are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The Company intends to hold the majority of its assets and liabilities to their stated maturities. Thus, Management does not believe that the bulk sale concepts applied to certain problem loans for purposes of measuring the impact of credit risk on fair values of said assets is reasonable to the operations of the Company and does not fairly present the values realizable over the long term on assets that will be retained by the Company. Therefore, the Company does not intend to realize any significant differences between carrying balance and fair value disclosures through sale or other disposition. No attempt should be made to adjust stockholders' equity to reflect the following fair value disclosures as management believes them to be inconsistent with the philosophies and operations of the Company.
     In addition, the fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the branch network, deferred tax assets and premises and equipment.
     Fair value estimates, methods, and assumptions are set forth below:

CASH,INTEREST  BEARING  DEPOSITS WITH FINANCIAL  INSTITUTIONS  AND FEDERAL FUNDS
     The carrying values approximate fair value because of the short maturity of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



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

     The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 1997
-----------------------------------------------------------
                                  Carrying     Estimated
(in thousands)                      Amount     Fair Value
-----------------------------------------------------------
Financial assets:
Cash, interest bearing deposits
   and Federal funds                  $8,640        $8,640
Investment securities                 17,345        17,345
Net loans                            100,513       100,397

Financial liabilities:
Deposits                             114,970       114,979
Other interest bearing
   liabilities                           779           779
-----------------------------------------------------------

                                     December 31, 1996
-----------------------------------------------------------
                                  Carrying     Estimated
(in thousands)                      Amount     Fair Value
-----------------------------------------------------------
Financial assets:
Cash, interest bearing balances
   and Federal funds              $   19,328  $   19,328
Investment securities                  5,312       5,306
Net loans                             79,809      79,801

Financial liabilities:
Deposits                              95,557      95,565
Other interest bearing
   liabilities                           834         834
-----------------------------------------------------------


NOTE 15
401(k) PROFIT SHARING PLAN

  The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed 500 hours of service. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Once an employee has completed 1,000 hours of service, the Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation. The Company may also make an additional profit sharing contribution on behalf of the eligible employees. The Company's contributions of approximately $56,000 and $60,000 were included in salaries and employee benefits in 1997 and 1996, respectively.


NOTE 16
COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the years ended December 31, 1997 and 1996 was approximately $653,000 and $735,000, respectively. Rents paid were offset by rental income of $176,000 and 159,000 in 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



     Future minimum lease commitments under all non-cancelable leases at December 31, 1997 are as follows:

                                      Capital   Operating
(in thousands)                         Leases      Leases
------------------------------------------------------------
Year ending December 31:
  1998                               $   197    $    525
  1999                                   205         495
  2000                                   196         449
  2001                                     -         403
  2002                                     -         416
Thereafter                                 -         391
------------------------------------------------------------
Total minimum lease payments         $   598    $  2,679
------------------------------------------------------------
Less amounts representing interest
   at approximately 45% and
   executory costs                       272
------------------------------------------------------------
Present value of minimum capital
   lease payments included in
   other liabilities                 $   298
------------------------------------------------------------

     Management exercised a lease buyout clause and abandoned an operating lease located in Santa Ana, California during 1997. The buyout clause required compensation for three years of rental payments totaling $484,000. This payment and related costs were accrued in December 1996.
     Amortization expense for capital leases is included with depreciation expense. Total minimum sublease rental income to be received in the future under non-cancelable subleases is $406,000.


FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest. These financial instruments include interest rate swaps, various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1997 and 1996, the Company had standby and commercial letters of credit of $70,000 and $63,000 outstanding and commitments to extend credit, totaling $19,170,000 and $10,498,000, respectively.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the counter-party. Collateral held varies but may include deposits, accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.
     Interest rate swap agreements involve the exchange of fixed and floating rate interest payments based on a notional principal amount and maturity date. The Company minimizes credit risk on interest rate swaps by performing credit reviews of the counter party.
     At December 31, 1997, interest rate swaps with a notional amount of $1,792,000 were outstanding. The interest rate swaps were acquired in connection with a purchase of loans from another party. The loans pay a fixed rate of interest which is converted to a variable rate of interest through the interest rate swap. The interest rate swaps expire in 1999 and 2000. At December 31, 1997, the interest rate swaps had an estimated negative market value of $40,000.

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

NOTE 17
REGULATORY MATTERS

WEST COAST
     An examination of West Coast as of September 30, 1997 was completed by the FRB in the fourth quarter of 1997. The FRB subsequently notified West Coast that its regulatory agreement was terminated due to improved financial conditions at West Coast and Sunwest.

SUNWEST
     Sunwest is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on Sunwest's financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of Sunwest's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Sunwest's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by the regulators to ensure capital adequacy require Sunwest to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that Sunwest meets all capital adequacy requirements to which it is subject.
     As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized Sunwest as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Sunwest must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. Sunwest's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest rate risk.

                                                                   To be Well
                                                               Capitalized Under
                                              For Capital      Prompt Corrective
                                Actual     Adequacy Purposes   Action Provisions
                            ----------------------------------------------------
(dollars in thousands)      Amount  Ratio   Amount    Ratio    Amount     Ratio
--------------------------------------------------------------------------------
As of December 31, 1997:
 Total Capital
  (to Risk-Weighted Assets) $15,209  13.9% $ =>8,775   =>8.0% $ =>10,969 =>10.0%
 Tier 1 Capital
  (to Risk-Weighted Assets)  13,826  12.6    =>4,388   =>4.0    => 6,581 => 6.0
 Tier 1 Capital
  (to Average Assets)        13,826  10.6    =>5,240   =>4.0    => 6,550 => 5.0


     A concurrent examination of Sunwest was completed by the FDIC and the Department of Financial Institutions during the third quarter of 1997. The FDIC subsequently notified Sunwest that the Bank's Board of Directors resolution committing to continued improvement at the Bank was no longer required because of the improved financial condition of the Bank.

DIVIDEND AND ADVANCE RESTRICTIONS
     The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. At December 31, 1997 this would allow $0.7 million of advances. Such loans or extensions of credit to West Coast must be secured at the time of transaction by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1997, Sunwest is restricted from paying any cash dividend without prior regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



NOTE 18
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

     West Coast Bancorp's condensed balance sheets as of December 31, are as follows:

 (in thousands)                            1997       1996
-----------------------------------------------------------
Assets
Cash and short-term investments        $     598  $    444
Investment in:
  Sunwest Bank                            13,895    11,058
  WCV, Inc.                                  241       247
Other assets                                  67       576
-----------------------------------------------------------
                                       $  14,801  $ 12,325
-----------------------------------------------------------
Liabilities and Shareholders' Equity
Notes payable                          $     452  $    474
Minority interest                          6,041     4,819
Other liabilities                            840       897
-----------------------------------------------------------
Total liabilities                          7,333     6,190
-----------------------------------------------------------
Shareholders' equity:
  Common stock                            30,176    30,176
  Accumulated deficit                    (22,708)  (24,041)
-----------------------------------------------------------
Total shareholders' equity                 7,468     6,135
-----------------------------------------------------------
                                       $  14,801  $ 12,325
-----------------------------------------------------------

   West Coast Bancorp's condensed statements of operations for the years ended December 31, are as follows:

(in thousands)                             1997     1996
-----------------------------------------------------------
Income
  Interest income from subsidiaries      $     33  $    31
-----------------------------------------------------------
                                               33       31
-----------------------------------------------------------
Expenses
   Interest expense                            27      356
   Salaries and employee benefits             114      163
   Professional services                       85       67
   Other expenses                              76       78
-----------------------------------------------------------
                                              302      664
-----------------------------------------------------------
Equity in undistributed net income of
   subsidiaries                             1,542    1,322
Gain on sale of B&PB shares                     -      436
Loss on sale of Sunwest shares                  -      246
-----------------------------------------------------------
Income before income taxes                  1,273      879
Income taxes                                    4        5
-----------------------------------------------------------
Net income                               $  1,269  $   874
-----------------------------------------------------------

   West Coast Bancorp's condensed statements of cash flows for the years ended December 31, are as follows:

(in thousands)                              1997     1996
-----------------------------------------------------------
Cash flows from operating activities:
Net income                               $ 1,269  $   874
Equity in net income of subsidiaries      (1,543)  (1,322)
(Decrease) increase in other
   liabilities                               (48)      30
Gain on sale of B&PB stock                     -     (436)
Loss on sale of Sunwest shares                 -      246
-----------------------------------------------------------
Net cash used in operating activities       (322)    (608)
-----------------------------------------------------------

Cash flows from investing activities:
Sale of Sunwest stock                          -    2,520
(Increase) decrease in advances to
  subsidiaries                                (9)     113
Decrease in other assets                     508       60
-----------------------------------------------------------
Net cash provided by investing
  activities                                 499    2,693
-----------------------------------------------------------

Cash flows from financing activities:
Increases (decreases) in notes payable
  and subordinated debt                       23   (3,732)
Sale of B&PB shares                            -    1,888
-----------------------------------------------------------
Net cash used in financing activities
                                             (23)  (1,844)
-----------------------------------------------------------
Increase in cash                             154      241
Cash at beginning of year                    444      203
-----------------------------------------------------------
Cash at end of year                      $   598  $   444
-----------------------------------------------------------

Supplemental schedule of non-cash financing activities
-----------------------------------------------------------
Issuance of new Sunwest common shares
  to minority share holders              $     -  $ 1,080

Supplemental disclosure of cash flow information
-----------------------------------------------------------
Cash paid during the year for:
  Interest                               $    27  $   368
  Income taxes                                 5        5
-----------------------------------------------------------

     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.
     During  1997,   West  Coast  did  not  receive  any   dividends   from  its
subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1998. At December 31, 1997, West Coast had cash totaling $598,000.
     West Coast's primary source of cash in 1998 is expected to be earnings on existing cash balances. West Coast anticipates other cash expenditures during 1998 to consist of debt service payments and other operating expenses. West Coast's projected debt service for 1998 includes payments on the notes payable totaling $96,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



West Coast anticipates other cash expenditures during 1998 to consist of debt service payments and other operating expenses. West Coast's projected debt service for 1998 includes payments on the notes payable totaling $96,000.

NOTE 19
QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows (in thousands, except per share data):

1997                    March 31   June 30   September 30 December 31  Total
--------------------------------------------------------------------------------
Total interest income   $  2,425   $  2,616   $  2,781   $  2,917   $ 10,739
Total interest expense       565        636        685        740      2,626
Net interest income        1,860      1,980      2,096      2,177      8,113
Provision (benefit) for
 possible credit losses        -          -       (144)      (428)      (572)
Net income before
 income taxes                 37        110        339        457        943
Net income                    37        411        362        459      1,269
Net income per common
 share - basic and
diluted                     0.00       0.04       0.04       0.05       0.14



1996
Total interest income   $  2,389   $  2,348   $  2,372   $  2,385   $   9,494
Total interest expense       722        666        611        576       2,575
Net interest income        1,667      1,682      1,761      1,809       6,919
Provision (benefit) for
 possible credit losses      (14)       (42)      (180)      (432)       (668)
Net income (loss)
 before income taxes        (271)        92        603       (413)         11
Net income (loss)           (271)        85        603        457         874
Net income (loss)
 per  common share -
   basic and diluted        (.03)       .01        .07        .05         .10

     During the fourth quarter of 1996, West Coast recorded a $814,000 expected loss on abandonment of a facility lease and a $870,000 deferred income tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
  of West Coast Bancorp:

We have audited the accompanying consolidated balance sheets of West Coast Bancorp (a California corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.






/s/ Arthur Andersen LLP

Orange County, California
March 6, 1998


RESPONSIBILITY FOR FINANCIAL REPORTING


     The consolidated financial statements included in this report are the responsibility of Management. These statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the consolidated financial statements. To meet Management's responsibility for financial reporting, internal accounting control systems and procedures are designed to provide reasonable assurance at a reasonable cost as to the reliability of financial records. In addition, the Company maintains a program for communicating corporate policy throughout the organization.
     West Coast Bancorp's 1997 consolidated financial statements have been audited by Arthur Andersen LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of Management, both jointly and separately, to discuss financial reporting matters and audit and control functions.




/s/ John B. Joseph

John B. Joseph
Chairman of the Board and President
March 6, 1998




/s/ Frank E. Smith

Frank E. Smith
Senior Vice President and
Chief Financial Officer
March 6, 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



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

10.04     Promissory  Note of West Coast dated as of June 30, 1991
          and payable to  Centennial  Capital, Inc. filed
          as Exhibit 10.5(d)                                                   *

10.05     West Coast Bancorp 401(k) Profit Sharing Plan  Document,
          Trust and Summary Plan  Description filed as Exhibit 10.06 (e)       *

10.06     Agreement  between West Coast and B&PB to sell  Sacramento
          First to B&PB dated June 30, 1994 (f)                                *

10.07     Stock Purchase agreement among Western, West Coast and
          Sunwest to purchase Sunwest stock filed as Exhibit 10.19(g)          *

10.09     Employment effective September 1, 1996 by and between
          Sunwest and James G. LeSieur (1)                                     *

10.10     Employment effective September 1, 1996 by and between
          Sunwest and Frank E. Smith (1)                                       *

10.11     Promissory note modification agreement made as of
          July 3, 1996, by Robert McKernan and West Coast                      *

21        Subsidiaries of West Coast                                        F-22

23        Consent of Independent Public Accountants - Arthur Andersen LLP   F-23

27        Financial Data Schedule


(1) These are executive  compensation  plans or  arrangements  as reported under
ITEM 13 part (a) 3 of this Form 10K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



EXHIBIT 21



WEST COAST BANCORP

Subsidiaries Of West Coast Bancorp


Subsidiaries

Centennial Beneficial Loan Corp.*

Chancellor Financial Services, Inc.*

WCV, Inc. (formerly Heritage Thrift & Loan)*

North Orange County Bancorp*

Sunwest Leasing Corp.*

Sunwest Bank*

West Coast Reality Finance*

*All subsidiaries are California corporations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1997 and 1996



EXHIBIT 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS






As independent public accountants, we hereby consent to the incorporation of our report dated March 6, 1998 included in this Form 10-KSB into the Company's previously filed Registration Statement File No. 33-25859 on Form S-8.







                                             /s/ Arthur Andersen LLP


Orange County, California
March 6, 1998