Form 10KSB/A
period 1997-12-31
WEST COAST BANCORP /CA/
filed 1998-04-30
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                         Amendment No. 1 to Form 10-KSB

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

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,529,000 based upon the last sale price on such date.

         Number of shares of Common Stock of the registrant outstanding as of February 28, 1998:
                                    9,168,942

Transitional Small Business Disclosure Format: YES            NO     X

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
     The following table sets forth certain information, as of March 31, 1998, with respect to those individuals who are members of the Board of Directors. Such persons were elected at the 1997 Annual Shareholder Meeting except for Eric
D. Hovde who was appointed by the Board of Directors.

                                     Year First
                                     Elected or
                                    Appointed as
Name of Director                Age   Director         Position with the Company
----------------                --- ------------       -------------------------

John B. Joseph                  59      1981            Chairman of the Board,
                                                          President and CEO

Ronald R. White                 51      1981         Vice Chairman of the Board
                                                    and Executive Vice President

J. David Cheshier, C.P.A.       51      1981                     Director

L. Wayne Gertmenian, Ph.D.      58      1991                     Director

Eric D. Hovde                   34      1997                     Director

Thomas A. Jones, C.P.A.         59      1990                     Director

Lacy G. Marlette, Jr., C.P.A.   51      1987                     Director

         John B. Joseph is currently the Chairman of the Board, President and Chief Executive Officer of the Company. He has been Chairman of the Board of Directors of the Company since its inception in 1981 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of the Company since 1993; Vice President and a director of Centennial Corporation since 1983; President of Pacific Western Aggregate Corporation since 1997; President of Pacific Western Equipment LLC since 1997;Vice Chairman of the Board of Directors of The Centennial Group, Inc., a Delaware corporation ("CGI"), from 1987 to December 1995; general partner of various limited partnerships engaged in real estate development and lending activities. Until July 1993, Mr. Joseph held various positions in CGI and its subsidiaries. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of the Company. Mr. Joseph is a director of the Company's subsidiaries Sunwest Bank and WCV, Inc.
     Ronald R. White is currently Executive Vice President and Vice Chairman of the Board of Directors of the Company. Mr. White has served as President, of Glacial Garden, Inc. since 1992, Enticon Enterprises since 1975, and Centennial Corporation since 1977. Mr. White has served in the following capacities during the past five years: Chairman of the Board of Directors, President and Chief Executive Officer of CGI from 1987 to December 1995; general partner of various limited partnerships engaged in real estate development and lending activities. Until December 1995, Mr. White held various positions in the subsidiaries of CGI. Mr. White is a director of Sunwest Bank and WCV, Inc. Mr. White presently holds and has held, over the past five years, various positions in the subsidiaries of the Company and CGI.

         J. David Cheshier is a certified public accountant and is the Chief Financial Officer of Travelmax International Inc. From 1995 until 1997 Mr. Cheshier was employed by Vehicular Technologies Corporation, Results International, Inc. and The Roxburgh Agency as a Vice President and Chief Financial Officer. Mr. Cheshier has served as a director, Senior Vice President and the Chief Financial Officer of CGI and as an executive officer of all of the subsidiaries of CGI from 1987. Mr. Cheshier resigned his officer positions at CGI and its subsidiaries during December 1993 and his director position during March 1994.
         L. Wayne Gertmenian, Ph.D., is an economics professor at Pepperdine University's Graduate School of Business and serves as its spokesman on business and management. Dr. Gertmenian served the Nixon and Ford administrations as a Chief Detente Negotiator in Moscow for the Chairman of the National Security Council; as an emissary to Tehran for the Secretary of Commerce; and as a Special Assistant to the Secretary of Housing and Urban Development. His corporate experience includes five years as the Executive Vice President of one of the nation's leading food processors. Dr. Gertmenian received his Doctorate in Economics at the University of Southern California.
         Eric D. Hovde has served as Executive Vice President of Hovde Financial, Inc. since 1987. Mr. Hovde also serves as President of Hovde Capital, Inc. and Hovde Securities, Inc. and is Managing Member of Hovde Acquisition, LLC.
         Thomas A. Jones, C.P.A., is a professor of accounting and business at DeVry Institute of Technology. Mr. Jones was the President of R&G Sloane, a manufacturer of plastic piping products, from 1988 to 1990 when R&G Sloane was acquired.
         Lacy G. Marlette, Jr. is a certified public accountant and President of L.G. Marlette, Jr., Accountancy Corporation, Certified Public Accountants. Mr. Marlette has been a certified public accountant since 1972. He has provided accounting services for Messrs. Joseph and White and their affiliates.

Executive Officers
         For information concerning executive officers of the Company see "FORM 10-KSB - ITEM 4.A - Executive Officers of the Registrant."


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.
         Based solely on the review of the copies of such forms furnished to the Company, or a written representation that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with.

ITEM 10.          EXECUTIVE COMPENSATION


         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1997, 1996 and 1995:

SUMMARY COMPENSATION TABLE

                                              Annual Compensation
                                  ----------------------------------------------
                                                                          All
Name and                                  Salary      Bonus     Other    Other
Principal Position                Year     ($)         ($)       ($)     ($)(a)
--------------------------------------------------------------------------------

JOHN B. JOSEPH (b)                1997     93,000        -       9,000    1,200
President and CEO, Company        1996    158,000        -      15,000      -
Officer, Company                  1995    157,000    115,000     9,000      -


JAMES G. LeSIEUR, III (c)         1997    140,000     48,000    30,000    5,000
President and CEO, Sunwest Bank   1996    140,000     15,000    29,000    5,000
                                  1995    140,000        -      23,000    5,000

FRANK E. SMITH                    1997    125,000     22,000       -      4,000
Senior Vice President, CFO and    1996    125,000     14,000       -      4,000
Secretary, Company and Sunwest
Bank                              1995    125,000        -         -      4,000

       (a) Includes amounts contributed by the Company and its subsidiaries to the West Coast Bancorp 401(k) Profit Sharing Plan and allocated to the Named Executive's vested or unvested account under such plan.
       (b) Mr. Joseph's other annual compensation includes director's fees of $3,000, $9,000 and $9,000 paid by the Company and director's fees of $6,000, $6,000, and $0 paid by Sunwest Bank in 1997, 1996 and 1995, respectively. During 1995 the Company accrued bonuses for Mr. Joseph of $70,000 from the sale of Sacramento First National Bank and $45,000 from Sunwest Bank achieving a 6.5% leverage ratio. Accrued but unpaid salaries totaled $514,000 at December 31, 1997.
       (c) Mr. LeSieur's other annual compensation represents director's fees of $6,000 and $6,000 paid by Sunwest Bank in 1997 and 1996, respectively; reimbursement of the employee portion of FICA of $7,000 in 1997 and $6,000 in 1996 and 1995; and an auto allowance of $18,000 in 1997 and $17,000 in 1996 and 1995.


         STOCK OPTION GRANTS

No stock options were granted to the Named Executives during 1997.

         AGGREGATED OPTION EXERCISES AND HOLDINGS

         The following table provides information with respect to the Named Executives concerning the exercise of options during the fiscal year ended December 31, 1997 and unexercised options held by the Named Executives as of December 31, 1997:

               AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                          AND FY-END OPTION VALUES (a)


         Shares Acquired        Number of Unexercised     Value of Unexercised
                on      Value        Options at           In-the-Money Options
             Exercise Realized      12/31/97 (#)           at 12/31/97 ($)(b)
Name            (#)     ($)  Exercisable Unexercisable Exercisable Unexercisable
--------------------------------------------------------------------------------

John B. Joseph    -      -       65,000        -          5,000         N/A
James G. LeSieur  -      -       25,000        -          2,000         N/A
Frank E. Smith    -      -       45,000        -          4,000         N/A


     (a) The Company has no plans pursuant to which stock appreciation rights may be granted.

     (b) Value of unexercised "in-the-money" options is the difference between the average reported sales price of the common stock on December 31, 1997 of $1.235 per share and the exercise price of the option, multiplied by the number of shares subject to the option.


         COMPENSATION OF DIRECTORS

         During 1997, each non-employee and employee director received $250 for each meeting of the Board of Directors attended. Effective January 1, 1998, directors are paid a retainer of $6,000 per year. The retainer is paid monthly on a pro rata basis. The payment is reduced by $250 for each scheduled meeting not attended. Employee and non-employee directors are eligible to participate in the Company's 1988 Stock Option Plan subject to certain specific limitations.
No stock options were granted in 1997.

         EMPLOYMENT CONTRACTS

         Mr. LeSieur entered into a one year employment agreement in effect until January 31, 1999 with Sunwest Bank. The agreement may be renewed annually each year for a one year term. Compensation under the agreement includes: a base salary of $170,000, participation in the Sunwest Bank employee incentive program and a special bonus. The special bonus is contingent on a Sunwest Bank merger, or 80% or more of its shares being sold, or substantially all of its assets being sold or transferred. The special bonus is based on a percentage payout of the difference between the purchase price and $9.5 million plus any additional capital contributions into Sunwest Bank. The percentage payout ranges from 2% to 5% and increases as the purchase price increases. The maximum special bonus payable is $300,000. The agreement provides for a severance payment of twelve months salary in the event that Mr. LeSieur is terminated without cause.
         Mr. Smith entered into a one year employment agreement in effect until January 31, 1999 with Sunwest Bank. His agreement is similar to that of Mr. LeSieur's except the base salary is $125,000, the special bonus percentage payout ranges from 1% to 2.5% and the maximum special bonus payable is $150,000.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following sets forth, as of March 31, 1998, the common stock ownership of each director and executive officer of the Company individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock.

                                                  Shares                 Percent
                                                   That        Total       of
                                                  May Be     Beneficial   Class
Name of Beneficial Owner     Address           Acquired(a)  Ownership(b)   (c)
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
J. David Cheshier   4770 Campus Drive, Suite 250    45,000     47,000       *
                      Newport Beach, CA 92660

L. Wayne Gertmenian      Same as above              30,000     36,765       *

Eric D. Hovde        1826 Jefferson Place, N           -      773,500(d)   8.4%
                       Washington, DC 20036

Thomas A. Jones     4770 Campus Drive, Suite 250    30,000     44,300       *
                      Newport Beach, CA 92660

John B. Joseph           Same as above              65,000    958,690     10.4%

Lacy G. Marlette, Jr.    Same as above              45,000     45,212       *

James G. LeSieur, III    Same as above              25,000     69,000       *

Frank E. Smith           Same as above              45,000     89,600       *

Ronald R. White          Same as above              65,000     65,000       *

All Directors and Executive Officers
 (9 individuals)                                   350,000  2,128,467     22.4%

OTHER GREATER THAN 5% SHAREHOLDERS
----------------------------------
Gerauld L. Hopkins   6900 Main Street, Suite 153       -      575,000      6.3%
                      Downers Grove, IL 60516

Western Acquisition  1629 Colonial Parkway             -      735,000      8.0%
 Partners, L.P.       Inverness, IL 60067

Western Acquisitions,    Same as above                 -      735,000(e)   8.0%
 L.L.C.

* Less than 1%

      (a) Shares that may be acquired within 60 days of March 31, 1998 pursuant to the exercise of stock options.
      (b) Except as otherwise noted below, each person has sole voting and investment power with respect to the shares listed.
      (c) The percentage ownership interest of each individual or group is based upon the total number of shares of the Company's common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 31, 1998 through the exercise of stock options.
      (d)      Includes  735,000  shares owned  by Western Acquisition Partners,
               L.P. for which Mr. Hovde disclaims beneficial ownership.
      (e)      Includes  735,000  shares owned  by Western Acquisition Partners,
               L.P. Western Acquisitions, L.L.C. serves as the general partner of Western Acquisition Partners, L.P.

Potential Changes in Control
         Pursuant to a commitment letter entered into as of July 30, 1997, by and between John B. Joseph, in his individual capacity and on behalf of certain entities under his control (the "Sellers"), and Eric D. Hovde, as amended, Eric
D. Hovde has agreed to purchase 893,090 shares of the Company's common stock beneficially owned by the Sellers as well as any after-acquired shares. Subject to the provisions of the commitment letter, which provisions include the receipt of any required regulatory approvals, the purchase will occur on a business day not later than December 31, 1998. Mr. Hovde has loaned approximately $678,000 to the Sellers. The loans are secured by 893,000 shares of the Company's common stock beneficially owned by the Sellers. The loans are due on December 31, 1998. Mr. Hovde is the beneficial owner of 38,500 shares of the Company's common stock; an affiliate of Mr. Hovde, Western Acquisition Partners, L.P. ("Western"), is the beneficial owner of 735,000 shares of the Company's common stock as to which Mr. Hovde disclaims beneficial ownership. Mr. Hovde and Western beneficially own 0.4% and 8.0%, respectively, or 8.4% in the aggregate.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         At December 31, 1997, loans to directors totaled $34,000. During the year ended December 31, 1997, new loans totaling $36,000 were granted to directors and repayments totaled $2,000. No loans to directors were granted or outstanding in 1996. These loans were made in the ordinary course of business. The loans were granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions for others.
         Some of the directors and officers of the Company and its subsidiaries and the entities with which they are associated are customers of, and have had banking transactions with, the Company's banking subsidiary Sunwest Bank, in the ordinary course of Sunwest Bank's business during 1997 and may have banking transactions with such persons in the future. In January 1998, the Company executed a note and security agreement with a corporation owned by its President and Chairman, John B. Joseph. The note is in the amount of $514,000 representing unpaid fees for services. The note bears interest at 9%, payable monthly, with principal due January 29, 2001. The note is secured by five shares of Sunwest Bank stock. All fees incurred and banking transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, as those prevailing for comparable transactions with other persons and, in the opinion of the Boards of Directors of the Company and Sunwest Bank, did not present any other unfavorable features.
         On February 29, 1996, the Company and Sunwest Bank entered into an agreement with Western Acquisition Partners, L.P. and its general partner, Western Acquisitions, L.L.C. (collectively "Western"), affiliates of Hovde Financial, Inc., for the Company to sell 35 outstanding shares of Sunwest Bank common stock owned by the Company for $2,520,000 and for Sunwest Bank to issue and sell 15 new shares of common stock for $1,051,000. On September 13, 1996 the sale closed. As a result of these transactions the Company and Western own approximately 56.5% and 43.5% of Sunwest Bank, respectively. The Company received an additional $493,000 from Western in February 1997 representing additional proceeds from a purchase price adjustment based on Sunwest Bank's financial performance in 1996.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of April, 1998.


                               WEST COAST BANCORP
                               (Registrant)
                                By

                               /s/ John B. Joseph
                               ---------------------------
                               John B. Joseph
                               Chairman of the Board, President and
                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ John B. Joseph                Chairman of the Board,          April 28, 1998
-----------------------------     President and
John B. Joseph                    Chief Executive Officer
                                  (Principal Executive Officer)


/s/ Ronald R. White               Executive Vice President        April 28, 1998
-----------------------------     and Director
Ronald R. White


/s/ Frank E. Smith                Chief Financial Officer         April 28, 1998
-----------------------------     (Principal Financial
Frank E. Smith                    and Accounting Officer)


/s/ J. David Cheshier             Director                        April 28, 1998
-----------------------------
J. David Cheshier


/s/ Dr. L. Wayne Gertmenian       Director                        April 28, 1998
-----------------------------
Dr. L. Wayne Gertmenian


/s/ Eric D. Hovde                 Director                        April 28, 1998
-----------------------------
Eric D. Hovde


/s/ Thomas A. Jones               Director                        April 28, 1998
-----------------------------
Thomas A. Jones


/s/ Lacy G. Marlette, Jr.         Director                        April 28, 1998
-----------------------------
Lacy G. Marlette, Jr.