Form 10QSB
period 1998-03-31
WEST COAST BANCORP /CA/
filed 1998-05-15
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

              Number of shares outstanding of each of the issuer's
                 classes of common equity as of April 30, 1998:

                                    9,168,942

             Transitional Small Business Disclosure Format Yes No X




                   This document contains a total of 20 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     March 31,     December 31,
(in thousands, except share data)                      1998             1997
                                                   -----------------------------

ASSETS
Cash and due from bank                              $  10,486    $   7,041
Federal funds sold                                     18,400        1,500
Interest-bearing deposits with
     financial institutions                                --           99
Investment securities available-for-sale
     at fair value                                     16,304       17,345

Loans                                                  97,554      102,877
Less allowance for loan losses                         (2,367)      (2,364)
                                                   -----------------------------
     Net loans                                         95,187      100,513
                                                   -----------------------------
Real estate owned, net                                  1,127        1,151
Premises and equipment, net                               709          711
Deferred taxes                                          1,209        1,153
Other assets                                            1,083        1,108
                                                   -----------------------------
                                                    $ 144,505    $ 130,621
                                                   =============================
LIABILITIES
Deposits:
     Demand, non interest-bearing                   $  45,096    $  42,920
     Savings, money market & interest-bearing demand   39,690       36,745
     Time certificates under $100,000                  28,139       22,169
     Time certificates of $100,000 or more             15,630       13,136
                                                   -----------------------------
     Total deposits                                   128,555      114,970

Other borrowed funds                                    1,274          779
Other liabilities                                         646        1,363
                                                   -----------------------------
     Total liabilities                                130,475      117,112

Commitments and Contingencies
Minority interest in subsidiary                         6,294        6,041
                                                   -----------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,168,942 shares
     issued and outstanding in 1998 and 1997           30,176       30,176
Accumulated deficit                                   (22,473)     (22,747)
Accumulated other comprehensive income:
     Net unrealized gain on available-for-sale
     investments                                           33           39
                                                   -----------------------------

     Total shareholders' equity                         7,736        7,468
                                                   -----------------------------
                                                    $ 144,505    $ 130,621
                                                   =============================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                         Three Months Ended
(in thousands,                                                March 31,
 except share data)                                     1998          1997

                                                    ----------------------------
INTEREST INCOME:
Loans, including fees                               $   2,573    $   2,147
Investment securities                                     242          114
Federal funds sold                                        169          144
Deposits with banks                                         2           20
                                                    ----------------------------
     Total interest income                              2,986        2,425

INTEREST EXPENSE:
Interest on deposits                                      729          519
Other                                                      49           46
                                                    ----------------------------
     Total interest expense                               778          565
                                                    ----------------------------
     Net interest income                                2,208        1,860

Provision for loan losses                                  --           --
                                                    ----------------------------
     Net interest income after
     provision for loan losses                          2,208        1,860

Other operating income                                    181          171
Other operating expenses                                1,860        1,901
Minority interest in net income of Subsidiary             257           92
Gain (loss) on liquidation of WCV, Inc.                     2           (1)
                                                    ----------------------------
     Income before income taxes                           274           37

Income tax expense                                         --           --
                                                    ----------------------------

     Net income                                     $     274    $      37
                                                    ============================

Basic and diluted earnings per share                $    . 03    $    .  -
                                                    ============================



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
(in thousands)                                          1998        1997
                                                    ----------------------------

Net income                                          $     274    $    37

Other comprehensive income, net of tax:
         Unrealized gain/(loss)on
         available-for-sale investments
         arising during period                             (6)       (34)
                                                    ----------------------------

Other comprehensive income (loss)                          (6)       (34)
                                                    ----------------------------


Comprehensive income                                $     268    $     3
                                                    ============================



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Accumulated
                                 Common Stock      Other              Share-
                                ------------- Comprehensive  Accum.   holders'
(in thousands)                  Shares  Amount    Income    Deficit   Equity
                                ------------------------------------------------

Balance at December 31, 1997    9,169  $30,176   $  39   $ (22,747)   $   7,468
Net income                         --       --      --         274          274
Change in net unrealized gain
  (loss) on available-for-sale
  investments                      --       --      (6)         --           (6)
                                ------------------------------------------------
Balance at March 31, 1998       9,169  $30,176   $  33   $ (22,473)   $   7,736
                                ================================================



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
(in thousands)                                               1998       1997
                                                          ----------------------
Cash flows from operating activities:
   Net income                                             $   274    $    37
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                               85        104
   Provision for loan losses                                   --         --
   Net change in receivables, payables and other assets      (729)      (215)
   Write-downs of real estate owned                            25         --
   Minority interest expense                                  257         92
   (Gain) loss on discontinued businesses                      (2)         1
                                                          ----------------------
   Net cash provided by operating activities                  (90)        19


                                                                     (Continued)



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
(in thousands)                                                   March 31,
                                                             1998       1997
Cash flows from investing activities:                     ----------------------
   Proceeds from maturity of interest bearing cash
     with an original maturity greater than 90 days       $    99    $ 1,288
   Purchases of interest bearing deposits with
  financial institutions                                       --        (99)
   Purchase of investment securities available-for-sale    (1,586)    (4,455)
   Proceeds from maturity of investment securities
     available-for-sale                                     2,599        294
   Net decrease(increase)in loans                           5,326     (4,253)
   Purchase of premises and equipment                         (83)        (6)
                                                          ----------------------
   Net cash provided by (used in) investing activities      6,355     (7,231)


Cash flows from financing activities:
   Net increase in deposits                                13,585      4,116
   Transfer of note payable and Payments of
     other borrowed funds                                     495        (12)
                                                          ----------------------
   Net cash provided by financing activities               14,080      4,104
                                                          ----------------------
 Increase(decrease) in cash and cash equivalents           20,345     (3,108)

Beginning cash and cash equivalents                         8,541     17,346
                                                          ----------------------
Ending cash and cash equivalents                          $28,886    $14,238
                                                          ======================
Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                             $   737    $   557
     Income taxes                                              70          -

Supplemental schedule of non-cash investing
   and financing activities:
     Transfer of investment security from held-to-
      maturity to available-for-sale                      $     -    $  2,553
     Transfer of note payable from accrued liabilities
      to note payable to affiliate                            514           -


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

         Certain reclassifications have been made in the prior period financial statements to conform to the presentation in the current period.

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income", as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 1998 and 1997.

         (dollars and shares in thousands,           Net               Per Share
         except per share amounts)                   Income   Shares     Amount
                                                   -----------------------------
         Three months ended March 31, 1998:
         Basic EPS:
         Income available to common shareholders     $ 274    9,169    $ 0.03
         Effect of Dilutive Securities:
         Stock options                                           86
                                                   -----------------------------
         Diluted EPS:
         Income available to common shareholders
             plus assumed conversions                $ 274    9,255    $ 0.03
                                                   =============================
         Three months ended March 31, 1997:
         Basic EPS:
         Income available to common shareholders     $  37    9,169    $ 0.00
         Effect of Dilutive Securities:
         Stock options                                   -        -         -
                                                   -----------------------------
         Diluted EPS:
         Income available to common shareholders
             plus assumed conversions                $  37    9,169    $  0.00
                                                   =============================

 (4)     LOANS

         A summary of loans follows:
                                                         March 31,  December 31,
         (in thousands)                                    1998          1997
                                                   -----------------------------
         Real estate mortgage loans                     $  63,226    $  67,970
         Commercial loans not secured by real estate       29,400       29,425
         Personal loans not secured by real estate          5,150        5,755
         Less unearned income, discounts and fees            (222)        (273)
                                                   -----------------------------
                                                        $  97,554    $ 102,877
                                                   =============================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:
                                                         Three Months Ended
                                                               March 31,
         (in thousands)                                    1998         1997
                                                   -----------------------------
         Depositor charges                              $     139    $     142
         Service charges, commissions & fees                   12           11
         Other income                                          30           18
                                                   -----------------------------
                                                        $     181    $     171
                                                   =============================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                                          Three Months Ended
                                                                March 31,
         (in thousands)                                     1998         1997
                                                   -----------------------------
         Salaries and employee benefits                 $     972    $     889
         Occupancy                                            173          300
         Data processing                                      129          117
         Customer service                                     103          119
         Depreciation and amortization                         85          104
         Professional services                                 66           48
         Advertising and promotion                             66           67
         Director fees                                         50           39
         Net cost of operation of real estate owned            29            4
         Printing & postage                                    23           23
         Stationary and supplies                               20           19
         Telephone and telefax                                 19           23
         Regulatory fees and assessments                        8           15
         Miscellaneous                                        117          134
                                                   -----------------------------
                                                        $   1,860    $   1,901
                                                   =============================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month periods ended March 31, 1998 and 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business area in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

GENERAL

The Company recorded net income of $274,000, or $.03 per share, during the three months ended March 31, 1998, as compared with income of $37,000, or less than 1 cent per share, during the same period in 1997. The higher income in 1998 versus 1997 occurred primarily because Sunwest had higher earnings in 1998. Sunwest's higher earnings were primarily due to increased growth in net interest income from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:


                    March 31,      December 31,      March 31,      December 31,
                      1998            1997             1997             1996
(in thousands)     -------------------------------------------------------------
Total assets       $ 144,505       $ 130,621        $ 112,470        $ 108,987
Loans                 97,554         102,877           86,949           82,657
Deposits             128,555         114,970           99,673           95,557


The $32 million increase in total assets from March 31, 1997 to March 31, 1998, occurred primarily due to a $29 million increase in deposits at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                  (Unauditied)

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $348,000 or 19% from the first quarter of 1997 to the same period in 1998. Sunwest increased its net interest income by $357,000 by increasing interest income $560,000 from an increase in loans, the highest yielding earning asset, partially offset by a $203,000 increase in interest expense on time deposits (the highest cost deposits). Net interest margin declined from 5.85% in 1997 to 5.41% in 1998 primarily due to a decline in the percentage of loans to earning assets from 81% in 1997 to 77% in 1998. An increase in time deposits as a percentage of deposits from 28% in 1997 to 33% in 1998 also contributed to a decline in the net interest margin. Net interest income is expected to increase in the future as Sunwest increases its earning assets through its marketing efforts and the expanding economy in Orange County, California. Increased competition in the Company's market area for loans and deposits may result in a lower net interest margin.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 1998 and 1997 (dollars in millions):


                                           1998                   1997
                                    Average    Yields/     Average    Yields/
                                    Balance     Rates      Balance     Rates
                                  ----------------------------------------------
ASSETS
Loans, net of unearned income,
  discounts and fees                $ 100.0     10.29%     $  83.3     10.30%
Investment securities                  16.5      5.85          7.2      6.36
Federal funds sold                     12.6      5.36         10.8      5.30
Interest-bearing deposits
  with financial institutions            .1     14.29          1.5      5.31
                                  ----------------------------------------------
Total interest-earning assets         129.2      9.24        102.8      9.43

Allowance for loan losses              (2.3)                  (2.8)
Cash and due from banks                 7.8                    6.3
Other assets                            3.7                    4.1
                                  ----------------------------------------------
                                    $ 138.4                $ 110.4
                                  ==============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                       $  40.1      5.44%     $  27.0      5.25%
Savings deposits                        4.9      1.94          4.7      1.92
Interest-bearing demand deposits       34.8      1.84         30.5      1.85
Other                                   1.2     15.22          1.0     22.17
                                  ----------------------------------------------
Total interest-bearing liabilities     81.0      3.83         63.2      3.57

Minority interest                       6.1                    4.8
Demand deposits                        42.6                   34.5
Other liabilities                       1.0                    1.6
Shareholders' equity                    7.7                    6.3
                                  ----------------------------------------------
                                    $ 138.4                $ 110.4
                                  ==============================================
Net interest margin                              5.41%                  5.85%
Net yield on interest-earning assets             6.83                   7.23

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1998 versus 1997 periods are summarized as follows (in thousands):

                                              Three Months Ended March 31,
                                         ---------------------------------------
                                           Asset/        Interest
                                           Liability     Rate
                                           Changes       Changes       Total
                                         ---------------------------------------
Changes in:
     Interest income                      $   559      $      2      $   561
     Interest expense                         199            14          213
                                         ---------------------------------------
Net interest income                       $   360      $    (12)     $   348
                                         =======================================

Loans on which the accrual of interest had been discontinued at March 31, 1998 and 1997 amounted to $0 and $1,001,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $0 and $12,000 in the first quarters of 1998 and 1997, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 0 and 5 basis points during the first quarters of 1998 and 1997, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                    Three Months Ended
                                                          March 31,
                                                   1998             1997
                                              ----------------------------------
Allowance for loan losses
  balance at beginning of period                $   2,364       $   2,848

Charge-offs                                           (14)             (5)
Recoveries                                             17              44
                                              ----------------------------------
Net recovery                                            3              39

Provision for loan losses                               -               -
                                              ----------------------------------
Allowance for loan losses
  balance at end of period                      $   2,367       $   2,887
                                              ==================================

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the first quarters 1998 and 1997 are a result of improved asset quality and the high levels of charge-offs in previous years.

Management believes that the allowance for loan losses at March 31, 1998 of $2,367,000 or 2.43% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible credit losses and would adversely affect the financial condition and results of operations of the Company.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

A summary of nonperforming assets follows (dollars in thousands):

                             March 31,   December 31,   March 31,   December 31,
                               1998          1997         1997           1996
                            ----------------------------------------------------
Nonaccrual loans            $     -       $     -       $ 1,001       $   931
Loans 90 days past due
  and still accruing             31            31            49            43
                            ----------------------------------------------------
Nonperforming loans              31            31         1,050           974
Real estate owned             1,127         1,151         1,243         1,243
                            ----------------------------------------------------
Nonperforming assets        $ 1,158       $ 1,182       $ 2,293       $ 2,217
                            ====================================================
Nonperforming loans/
  Total loans                   .03%          .03%         1.21%         1.18%
Nonperforming assets/
  Total assets                  .80           .90          2.04          2.03
                            ====================================================


Nonperforming assets have decreased from $2.2 million at December 31, 1996 to $1.2 million at March 31, 1998 due to a decline in nonperforming loans.

Restructured loans that were performing substantially in accordance with their modified terms totaled $3.0 million at March 31, 1998. No restructured loans were on nonaccrual status at March 31, 1998.

OTHER OPERATING INCOME

Other operating income increased by $10,000 for the three months ended March 31, 1998, as compared with the same period in 1997. See note (5) of the notes to consolidated financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

OTHER OPERATING EXPENSES

Other operating expenses decreased $41,000 in the three months ended March 31, 1998 from the same period in 1997. The largest decline was in occupancy expense which decreased $127,000 due to the closure of the Santa Ana facility in April 1997. See note (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         1998          1997
                                                    ----------------------------
Other operating expenses                             $   1,860     $   1,901
Other operating expenses
  (annualized)/average assets                             5.38%         6.88%
Other operating expenses/interest
  and other operating income                              58.7%         73.2%
                                                    ============================

The decline in the other expense ratios is primarily a result of the increases in assets and income exceeding the decline of expenses. As the Company grows it is likely that operating expenses will also increase.

The Company strives to decrease non-interest expenses where opportunity exists while growing the loans and deposits of the Company.

INCOME TAXES

The Company and Sunwest did not recognize any income tax expense or benefit during the three months ended March 31, 1998 or 1997. Sunwest had $3.1 million of net deferred tax assets and approximately $7.3 million of net operating loss carryforwards at December 31, 1997. Excluding the Sunwest amounts, the Company had $3.8 million of net operating loss carryforwards at December 31, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

For all the periods presented a valuation allowance has been recorded to offset most or all of the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. At December 31, 1997, Sunwest recognized a $1.2 million deferred tax asset due to its improved earnings and expected tax preference items. Sunwest and the Company may adjust the valuation allowance and the corresponding tax benefit in earnings in 1998 based on increases in expected earnings and changes in tax preference items.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 27% at March 31, 1998 and 16% at December 31, 1997. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first quarter of 1998 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1998.

At March 31, 1998, West Coast had cash and short term investments totaling $519,000. No significant cash receipts are expected for the remainder of 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Unaudited)

West Coast anticipates cash expenditures during 1998 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1998 is expected to total $72,000. West Coast anticipates that other operating expenses will be approximately $178,000 during the remainder of 1998. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 13.14%, 14.39% and 10.42% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 1998, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is considered "well capitalized" under the regulatory capital guidelines.

The Company had no material commitments for capital expenditures as of March 31, 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                 MARCH 31, 1998

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

         Exhibit 27 - Financial Data Schedule for March 31, 1998

(b)      Reports on Form 8-K

         None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





          /s/John B. Joseph                               May 15, 1998
          -----------------------------------------       ----------------------
          John B. Joseph                                  Date
          Chief Executive Officer





          /s/Frank E. Smith                               May 15, 1998
          -----------------------------------------       ----------------------
          Frank E. Smith                                  Date
          Chief Financial Officer