Form 10QSB
period 1998-06-30
WEST COAST BANCORP /CA/
filed 1998-08-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

                               535 E. First Street
                            Tustin, California 92780
                    (Address of principal executive offices)

                                 (714) 730-4499
              (Registrant's telephone number, including area code)

                          4770 Campus Drive, Suite 250
                      Newport Beach, California 92660-1833
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X NO


              Number of shares outstanding of each of the issuer's
                  classes of common equity as of July 31, 1998:

                                    9,258,942

             Transitional Small Business Disclosure Format Yes No X




This document contains a total of 21 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                        June 30,    December 31,
(in thousands, except share data)                         1998          1997
                                                      --------------------------
ASSETS
Cash and due from bank                                 $   9,694      $   7,041
Federal funds sold                                        15,450          1,500
Interest-bearing deposits with
     financial institutions                                 --               99
Investment securities available-for-sale
     at fair value                                        19,692         17,345

Loans                                                    109,809        102,877
Less allowance for loan losses                            (2,393)        (2,364)
                                                      --------------------------
     Net loans                                           107,416        100,513
                                                      --------------------------
Real estate owned, net                                       528          1,151
Premises and equipment, net                                1,338            711
Deferred taxes                                             1,280          1,153
Other assets                                                 428          1,108

                                                       $ 155,826      $ 130,621
                                                      --------------------------
LIABILITIES
Deposits:
     Demand, non-interest bearing                      $  48,189      $  42,920
     Savings, money market & interest bearing demand      44,270         36,745
     Time certificates under $100,000                     27,377         22,169
     Time certificates of $100,000 or more                19,341         13,136
                                                      --------------------------
     Total deposits                                      139,177        114,970

Other borrowed funds                                       1,234            779
Other liabilities                                            828          1,363
                                                      --------------------------
     Total liabilities                                   141,239        117,112

Commitments and contingencies
Minority interest in subsidiary                            6,517          6,041
                                                      --------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,168,942 shares
     issued and outstanding in 1997 and 1996              30,274         30,176
Accumulated deficit                                      (22,224)       (22,747)
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale
investments                                                   20             39
                                                      --------------------------
     Total shareholders' equity                            8,070          7,468
                                                      --------------------------
                                                       $ 155,826      $ 130,621
                                                      ==========================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                        Six Months Ended    Three Months Ended
(in thousands,                               June 30,             June 30,
 except share data)                       1998      1997       1998       1997
                                       -----------------------------------------
INTEREST INCOME:
Loans, including fees                   $ 5,161   $ 4,393    $ 2,588    $ 2,246
Investment securities                       526       305        284        191
Federal funds sold                          389       318        220        174
Deposits with banks                           1        25         --          5
                                       -----------------------------------------
     Total interest income                6,077     5,041      3,092      2,616

INTEREST EXPENSE:
Interest on deposits                      1,529     1,110        801        591
Other                                       101        91         52         45
                                       -----------------------------------------
     Total interest expense               1,630     1,201        853        636
                                       -----------------------------------------
     Net interest income                  4,447     3,840      2,239      1,980

Provision for loan losses                    --        --         --         --
                                       -----------------------------------------
     Net interest income after
         provision for loan losses        4,447     3,840      2,239      1,980

Other operating income                      353       338        172        167
Other operating expenses                  3,788     3,573      1,928      1,672
Minority interest in net income
  of Subsidiary                             490       454        233        362
Gain (loss) on liquidation of
   WCV, Inc.                                  1        (4)        (1)        (3)
                                       -----------------------------------------
     Income before income taxes             523       147        249        110

Income tax expense                           --      (301)        --       (301)
                                       -----------------------------------------

     Net income                         $   523   $   448    $   249    $   411
                                       =========================================

Basic and diluted earnings
  per share                             $   .06   $   .05    $   .03    $   .04
                                       =========================================







          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                         Six Months Ended   Three Months Ended
                                              June 30,           June 30,
(in thousands)                             1998      1997     1998      1997
                                        ----------------------------------------
Net Income                                $ 523     $ 448    $ 249     $ 411

Other comprehensive income,
  net of tax:
  Unrealized gain/(loss) on
  available-for-sale investments
  arising during period                     (19)       40      (13)       74
                                        ----------------------------------------

Other comprehensive income (loss)           (19)       40      (13)       74
                                        ----------------------------------------

Comprehensive income                      $ 504     $ 488    $ 236     $ 485
                                        ========================================








          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                 Common Stock    Securities              Share-
                                -------------    Valuation   Accum.     holders'
(in thousands)                  Shares  Amount   Allowance  Deficit     Equity
                               -------------------------------------------------

Balance at December 31, 1997    9,169  $30,176   $   39   $ (22,747)   $ 7,468
Net income                         --       --       --         523        523
Stock options exercised            90       98       98
Change in securities
  valuation allowance              --       --      (19)         --        (19)
                               -------------------------------------------------
Balance at June 30, 1998        9,259  $30,274   $   20   $ (22,224)   $ 8,070
                               =================================================





CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                                June 30,
(in thousands)                                              1998       1997
                                                         -----------------------
Cash flows from operating activities:
   Net income                                             $   523    $   448
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                              175        195
   Provision for loan losses                                   --         --
   Net change in receivables, payables and other assets       (29)      (469)
   Gain on sale of real estate owned                          (10)        --
   Write-downs of real estate owned                            16         --
   Minority interest expense                                  490        454
   (Gain) loss on discontinued businesses                      (1)         4
                                                         -----------------------
   Net cash provided by operating activities                1,164        632





                                                                    (Continued)


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six Months Ended
(in thousands)                                                  June 30,
                                                            1998       1997
                                                       -------------------------
Cash flows from investing activities:
   Proceeds from maturity of interest bearing cash
     with an original maturity greater than 90 days       $    99    $ 1,882
   Purchases of interest bearing deposits with
     financial institutions                                     -        (99)
   Purchase of investment securities available-for-sale    (5,931)    (8,497)
   Proceeds from maturity of investment securities
     available-for-sale                                     3,500        579
   Net increase in loans                                   (6,903)    (3,687)
   Proceeds on sale of real estate owned                      617          -
   Purchase of premises and equipment                        (111)       (29)
   Proceeds from sales of premises and equipment               20          -
                                                       -------------------------
   Net cash used in investing activities                   (8,709)    (9,851)

Cash flows from financing activities:
   Net increase in deposits                                24,207     11,610
   Payments for notes payable to affiliates and
     other borrowed funds                                     (59)       (23)
                                                       -------------------------
   Net cash provided by financing activities               24,148     11,587
                                                       -------------------------
 Increase in cash and cash equivalents                     16,603      2,368

Beginning cash and cash equivalents                         8,541     17,346
                                                       -------------------------
Ending cash and cash equivalents                          $25,144    $19,714
                                                       =========================
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                             $ 1,638    $ 1,195
     Income taxes                                             105          2

Supplemental schedule of non-cash investing
   and financing activities:
   Transfer of investment security from
    held-to-maturity to available-for-sale                $     -    $  2,553
   Transfer from other liabilities to
    other borrowed funds                                      475           -








          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Results for the six and three month periods ended June 30, 1998 and 1997 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the six and three months ended June 30, 1998 and 1997.

(dollars and shares in thousands,
 except per share amounts)

                            Six Months Ended              Six Months Ended
                              June 30, 1998                 June 30, 1997
                        --------------------------------------------------------
                                             Per                          Per
                           Net              Share      Net               Share
                         Income    Shares   Amount    Income    Shares   Amount
                        --------------------------------------------------------
Basic EPS:
Income available to
 common shareholders     $  523    9,184    $  .06    $  448    9,169    $  .05
Effect of Dilutive
 Securities:
 Stock options                        85                           --
                        --------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions             $  523    9,269    $  .06    $  448    9,169    $  .05
                        ========================================================



                            Three Months Ended           Three Months Ended
                              June 30, 1998                 June 30, 1997
                        --------------------------------------------------------
                                             Per                          Per
                          Net               Share      Net               Share
                         Income    Shares   Amount    Income    Shares   Amount
                        --------------------------------------------------------
Basic EPS:
Income available to
 common shareholders     $  249    9,199    $  .03    $  411    9,169    $  .03
Effect of Dilutive
 Securities:
 Stock options                        85                           --
                        --------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions             $  249    9,284    $  .03    $  411    9,169    $  .03
                        ========================================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)



(4)   LOANS

      A summary of loans follows:
                                                      June 30,    December 31,
      (in thousands)                                    1998         1997
                                                   -----------------------------
      Real estate mortgage loans                    $  71,244    $  67,970
      Commercial loans not secured by real estate      34,194       29,425
      Personal loans not secured by real estate         4,594        5,755
      Less unearned income, discounts and fees           (223)        (273)
                                                   -----------------------------
                                                    $ 109,809    $ 102,877
                                                   =============================

(5)   OTHER OPERATING INCOME

      A summary of other operating income follows:

                                      Six Months Ended   Three Months Ended
                                           June 30,            June 30,
      (in thousands)                    1998      1997      1998      1997
                                     -------------------------------------------
      Depositor charges               $  276    $  279    $  137    $  137
      Service charges, commissions
       & fees                             34        24        22        13
      Other income                        43        35        13        17
                                     -------------------------------------------
                                      $  353    $  338    $  172    $  167
                                     ===========================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)



(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                     Six Months Ended    Three Months Ended
                                         June 30,            June 30,
(in thousands)                       1998      1997       1998      1997
                                   ---------------------------------------------
Salaries and Employee Benefits      $1,929    $1,715    $  957    $  826
Occupancy                              381       512       208       212
Data Processing                        262       242       133       125
Customer Service                       235       236       132       117
Depreciation and Amortization          175       196        90        92
Professional Services                  158       101        92        53
Advertising and Promotion              140       129        74        62
Printing and Postage                    54        54        31        31
Net Cost of Operation of REO            53         6        24         2
Stationery and Supplies                 48        38        28        19
Telephone and Telefax                   41        40        22        17
Insurance                               20        31        10        15
Regulatory Fees and Assessments         17        30         9        15
Collection                               8        29         3        10
Miscellaneous                          267       214       115        58
                                   ---------------------------------------------
                                    $3,788    $3,573    $1,928    $1,672
                                   =============================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the six and three month periods ended June 30, 1998 and 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

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

GENERAL

The Company recorded net income of $523,000, or $.06 per share, and $249,000, or $.03 per share, during the six and three months ended June 30, 1998, as compared with net income of $448,000, or $.05 per share, and $411,000, or $.04 per share, during the same respective periods in 1997. The 1997 figures included the effects of recording a tax benefit of $307,000 in June 1997. The higher pre-tax income in 1998 versus 1997 occurred primarily because Sunwest had higher earnings in 1998. Sunwest's higher earnings were primarily due to increased growth in net interest income from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:

                   June 30,     December 31,   June 30,     December 31,
                     1998          1997          1997          1996
                 --------------------------------------------------------
(in thousands)
Total assets       $155,826      $130,621      $120,961      $108,987
Loans               109,809       102,877        86,236        82,657
Deposits            139,177       114,970       107,167        95,557


The $35 million increase in total assets from June 30, 1997 to June 30, 1998 occurred primarily due to a $32 million increase in deposits at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $607,000 or 16% during the first six months of 1998 as compared to the same period in 1997. Sunwest's net interest income increased $629,000 due to a $1,036,000 increase in interest income, partially offset by a $407,000 increase in interest expense. The increase in interest income was due to an increase in interest earning assets offset to an extent by a decline in the average yield earned on such assets. The increase in interest expense was due primarily to an increase in the volume of interest-bearing deposits, primarily time deposits. Net interest margin declined from 5.81% in 1997 to 5.22% in 1998 primarily due to a decline in the percentage of loans to earning assets from 79% in 1997 to 76% in 1998. An increase in time deposits as a percentage of deposits from 29% in 1997 to 33% in 1998 also contributed to a decline in the net interest margin. Net interest income is expected to increase in the future as Sunwest increases its earning assets through its marketing efforts and the expanding economy in Orange County, California. Increased competition in the Company's market area for loans and deposits may result in a lower net interest margin.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the six and three month periods ended June 30, 1998 and 1997 (dollars in millions):


                                               Six Months Ended June 30,
                                              1998                   1997
                                     Average        Yields/   Average    Yields/
                                     Balance        Rates     Balance    Rates
                                 -----------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees            $   101.1        10.21% $   84.6      10.38%
Investment securities                   18.0         5.83       9.4       6.47
Federal funds sold                      14.2         5.47      11.6       5.46
Interest-bearing deposits
     with financial institutions         0.0         7.14       1.0       5.18
                                 -----------------------------------------------
Total interest-earning assets          133.3         9.11     106.6       9.46

Allowance for credit losses             (2.4)                  (2.8)
Cash and due from banks                  8.0                    6.3
Other assets                             3.8                    4.0
                                 -----------------------------------------------
                                   $   142.7               $  114.1
                                 ===============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                      $    42.4        5.43%  $   28.8       5.32%
Savings deposits                         5.0         1.99       4.7       1.96
Interest-bearing demand deposits        35.4         1.86      31.4       1.88
Other                                    1.0        21.62       1.0      22.04
                                 -----------------------------------------------
Total interest-bearing liabilities      83.8         3.89      65.9       3.64

Minority interest                        6.2                    4.9
Demand deposits                         43.9                   35.6
Other liabilities                        1.1                    1.4
Shareholders' equity                     7.7                    6.3
                                 -----------------------------------------------
                                   $   142.7               $  114.1
                                 ===============================================
Net interest margin                                  5.22%                5.81%
Net yield on interest-earning assets                 6.67                 7.20

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)


                                              Three Months Ended June 30,
                                              1998                   1997
                                     Average        Yields/   Average    Yields/
                                     Balance        Rates     Balance    Rates
                                 -----------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees            $   102.2        10.13% $   85.9      10.46%
Investment securities                   19.5         5.82      11.6       6.54
Federal funds sold                      15.8         5.56      12.4       5.60
Interest-bearing deposits
     with financial institutions         0.0         0.00        .3       4.64
                                 -----------------------------------------------
Total interest-earning assets          137.5         8.99     110.2       9.49

Allowance for credit losses             (2.4)                  (2.7)
Cash and due from banks                  8.2                    6.4
Other assets                             3.9                    3.8
                                 -----------------------------------------------
                                   $   147.2               $  117.7
                                 ===============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                      $    44.7         5.43% $   30.6       5.39%
Savings deposits                         5.1         1.95       4.8       2.00
Interest-bearing demand deposits        36.0         1.89      32.3       1.90
Other                                    1.1        18.96        .9      22.00
                                 -----------------------------------------------
Total interest-bearing liabilities      86.9         3.93      68.6       3.71

Minority interest                        6.3                    4.9
Demand deposits                         45.1                   36.7
Other liabilities                        1.0                    1.1
Shareholders' equity                     7.9                    6.4
                                 -----------------------------------------------
                                   $   147.2               $  117.7
                                 ===============================================
Net interest margin                                  5.07%                5.78%
Net yield on interest-earning assets                 6.51                 7.18

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)


The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1998 versus 1997 periods are summarized as follows (in thousands):
                      Six Months Ended June 30,     Three Months Ended June 30,
                     -----------------------------------------------------------
                         Asset/  Interest            Asset/  Interest
                       Liability   Rate            Liability   Rate
                        Changes  Changes   Total    Changes  Changes   Total
                     -----------------------------------------------------------
Changes in:
     Interest income    $1,138   $ (100)   $1,038   $  577   $  (99)   $  478
     Interest expense      401       28       429      210        7       217
                     -----------------------------------------------------------
Net interest income     $  737   $ (128)   $  609   $  367   $ (106)   $  261
                     ===========================================================

Loans on which the accrual of interest had been discontinued at June 30, 1998 and 1997 amounted to $1,253,000 and $834,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $17,000 and $22,000 in the second quarters of 1998 and 1997, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 5 and 8 basis points during the second quarters of 1998 and 1997, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1997.

NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                       Six Months Ended     Three Months Ended
                                            June 30,              June 30,
                                        1998       1997       1998       1997
                                     -------------------------------------------
Allowance for loan losses
     balance at beginning of period   $ 2,364    $ 2,848    $ 2,367    $ 2,887

Charge-offs                               (23)      (194)        (9)      (189)
Recoveries                                 52         86         35         42
                                     -------------------------------------------
Net recoveries (charge-offs)               29       (108)        26       (147)

Provision for loan losses                  --         --         --         --
                                     -------------------------------------------
Allowance for loan losses
     balance at end of period         $ 2,393    $ 2,740    $ 2,393    $ 2,740
                                     ===========================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the six and three months ended in 1998 are a result of improved asset quality and the high levels of charge-offs in previous years.

Management believes that the allowance for loan losses at June 30, 1998 of $2,393,000 or 2.18% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have recently exhibited positive trends, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible loan losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows (dollars in thousands):

                           June 30,  December 31,  June 30,    December 31,
                             1998        1997        1997         1996
                          --------------------------------------------------
Nonaccrual loans            $1,253     $   --       $  834       $  931
Loans 90 days past due
     and still accruing          1         31           44           43
                          --------------------------------------------------
Nonperforming loans          1,254         31          878          974
Real estate owned              528      1,151        1,243        1,243
                          --------------------------------------------------
Nonperforming assets        $1,782     $1,182       $2,121       $2,217
                          ==================================================
Nonperforming loans/
    Total loans               1.14%       .03%        1.02%        1.18%
Nonperforming assets/
    Total assets              1.14        .90         1.75         2.03
                          ==================================================

Nonperforming assets have decreased from $2.2 million at December 31, 1996 to $1.8 million at June 30, 1998 due to a decline in nonperforming loans. This was accomplished primarily from $3.2 million of real estate owned sales in 1996, which included $2.0 million of nonaccrual loans transferred to real estate owned during 1996. One loan was placed on nonaccrual as of June 30, 1998.
The loan is expected to be repaid in the third quarter of 1998.

Restructured loans that were performing substantially in accordance with their modified terms totaled $3,038,000 at June 30, 1998. No restructured loans were on nonaccrual status at June 30, 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)

OTHER OPERATING INCOME

Other operating income increased by $15,000 for the six months ended June 30, 1998, as compared with the same period in 1997. See note (5) of the notes to consolidated financial statements.

OTHER OPERATING EXPENSES

Other operating expenses increased $215,000 from the six months ended June 30, 1997 to the same period in 1998 primarily due to salary expense. See note (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                     Six Months Ended      Three Months Ended
                                          June 30,              June 30,
                                      1998       1997       1998       1997
                                  ----------------------------------------------
Other operating expenses           $  3,788   $  3,573   $  1,928   $  1,672
Other operating expenses
     (annualized)/average assets       5.31%      6.26%      5.24%      5.68%
Other operating expenses/interest
     and other operating income        58.9%      66.4%      59.1%      60.1%
                                  ==============================================

The decline in the other expense ratios is primarily a result of the increases in assets and income exceeding the increase in expenses. As the Company grows it is likely that operating expenses will also increase.

The Company strives to decrease non-interest expenses where opportunity exists while growing the loans and deposits of the Company.

The Company has determined that a number of its computer software applications and hardware will need to be replaced in order to maintain their functionality as the year 2000 approaches. A comprehensive plan has been developed, with system conversions and testing to be substantially completed by December 31, 1998. Additionally, the Company continues to communicate with significant customers and vendors to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issues. However, it is not possible, at present, to determine the financial effect if significant customer and vendor remediation efforts are not resolved in a timely manner. Cumulative charges to noninterest expense for incremental costs associated with the Year 2000 issue were approximately $13,000 through June 30, 1998. The Company currently estimates that it will incur (and expense) additional incremental out-of-pocket costs of about $200,000. These costs include equipment and software purchases that may be amortized for up to five years. Other costs associated with the redeployment of resources to the Year 2000 issue are expected to be significantly less than the incremental costs.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)

INCOME TAXES

The Company and Sunwest did not recognize any income tax expense or benefit during the six and three months ended June 30, 1998 or 1997. Sunwest had $3.1 million of net deferred tax assets and approximately $7.3 million of net operating loss carryforwards at December 31, 1997. Excluding the Sunwest amounts, the Company had $3.8 million of net operating loss carryforwards at December 31, 1997.

Sunwest recognized a tax benefit of $307,000 during the second quarter of 1997. The tax benefit was recognized after performing the quarterly analysis of the valuation allowance for deferred taxes. The valuation allowance was reduced because it was deemed more likely than not that a portion of the deferred tax asset will be recognized as a benefit.

For all the periods presented a valuation allowance has been recorded to offset most or all of the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. As of December 31, 1997, Sunwest has recognized a $1.2 million deferred tax asset due to its improved earnings and expected tax preference items. Sunwest and the Company may adjust the valuation allowance and the corresponding tax benefit in earnings in 1998 based on increases in expected earnings and changes in tax preference items.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 24% at June 30, 1998 and 16% at December 31, 1997. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first six months of 1998 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998
                                   (Unaudited)

At June 30, 1998, West Coast had cash and short term investments totaling $535,000. No Significant cash receipts are expected for the remainder of 1998.

West Coast anticipates cash expenditures during 1998 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1998 is expected to total $108,000. West Coast anticipates that other operating expenses will be approximately $63,000 during the remainder of 1998. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 12.07%, 13.32% and 10.16% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 1998, respectively. West Coast Bancorp had a 11.75%, 13.00% and 9.89% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 1998, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. West Coast Bancorp and Sunwest are considered "well capitalized" under the regulatory capital guidelines.

The Company had no material commitments for capital expenditures as of June 30, 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                  JUNE 30, 1998

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

         Exhibit 27 - Financial Data Schedule for June 30, 1998

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





  /s/Eric D. Hovde                                August 14, 1998
  -----------------------------------             ------------------------------
  Eric D. Hovde                                   Date
  Chief Executive Officer





  /s/Frank E. Smith                               August 14, 1998
  -----------------------------------             ------------------------------
  Frank E. Smith                                  Date
  Chief Financial Officer