Form 10QSB
period 1998-09-30
WEST COAST BANCORP /CA/
filed 1998-11-16
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

              Number of shares outstanding of each of the issuer's
                classes of common equity as of October 31, 1998:

                                    9,258,942

             Transitional Small Business Disclosure Format Yes    No X
                                                              ---   ---



                   This document contains a total of 25 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      September 30, December 31,
(in thousands, except share data)                           1998         1997
                                                      --------------------------
ASSETS
Cash and due from bank                                   $   9,662    $   7,041
Federal funds sold                                          15,000        1,500
Interest-bearing deposits with
     financial institutions                                     --           99
Investment securities available-for-sale
     at fair value                                          19,673       17,345

Loans                                                      107,575      102,877
Less allowance for loan losses                              (2,430)      (2,364)
                                                      --------------------------
     Net loans                                             105,145      100,513
                                                      --------------------------
Real estate owned, net                                         528        1,151
Premises and equipment, net                                    567          711
Deferred taxes                                               1,330        1,153
Other assets                                                 1,036        1,108
                                                      --------------------------
                                                         $ 152,941    $ 130,621
                                                      ==========================
LIABILITIES
Deposits:
     Demand, non-interest bearing                        $  46,879    $  42,920
     Savings, money market & interest bearing demand        45,443       36,745
     Time certificates under $100,000                       23,785       22,169
     Time certificates of $100,000 or more                  19,550       13,136
                                                      --------------------------
     Total deposits                                        135,657      114,970

Other borrowed funds                                           904          779
Other liabilities                                            1,115        1,363
                                                      --------------------------
     Total liabilities                                     137,676      117,112

Commitments and contingencies
Minority interest in subsidiary                              6,832        6,041
                                                      --------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,258,942 and 9,168,942
  shares issued and outstanding in 1998 and
  1997, respectively                                        30,274       30,176
Accumulated deficit                                        (21,823)     (22,747)
Accumulated other comprehensive income:
Net unrealized (loss) gain on available-for-sale
  investments                                                  (18)          39
                                                      --------------------------
     Total shareholders' equity                              8,433        7,468
                                                      --------------------------
                                                         $ 152,941    $ 130,621
                                                      ==========================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Nine Months Ended   Three Months Ended
(in thousands,                              September 30,        September 30,
 except share data)                        1998      1997       1998      1997
                                       -----------------------------------------
INTEREST INCOME:
Loans, including fees                    $ 7,855   $ 6,721    $ 2,693   $ 2,327
Investment securities                        842       537        316       233
Federal funds sold                           684       536        295       219
Deposits with banks                            1        26         --         2
                                       -----------------------------------------
     Total interest income                 9,382     7,820      3,304     2,781

INTEREST EXPENSE:
Interest on deposits                       2,377     1,750        847       640
Other                                        150       136         49        45
                                       -----------------------------------------
     Total interest expense                2,527     1,886        896       685
                                       -----------------------------------------
     Net interest income                   6,855     5,934      2,408     2,096

Provision for loan losses                     --      (144)        --      (144)
                                       -----------------------------------------
     Net interest income after
         provision for loan losses         6,855     6,078      2,408     2,240

Other operating income                       544       495        191       157
Other operating expenses                   5,642     5,299      1,854     1,726
Minority interest in net income
  of subsidiary                              834       783        344       329
Gain (loss) on liquidation of
  WCV, Inc.                                    1        (7)        --        (3)
                                       -----------------------------------------
     Income before income taxes              924       484        401       339

Income tax (benefit) expense                  --      (326)        --       (23)
                                       -----------------------------------------

     Net income                          $   924   $   810    $   401   $   362
                                       =========================================

Basic and diluted earnings
  per share                              $   .10   $   .09    $   .04   $   .04
                                       =========================================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                   Nine Months Ended       Three Months Ended
                                      September 30,           September 30,
(in thousands)                      1998        1997          1998      1997
                                 -----------------------------------------------
Net Income                         $ 924       $ 810        $ 401       $ 362

Other comprehensive income,
  net of tax:
  Unrealized gain/(loss) on
  available-for-sale investments
  arising during period              (57)         74          (38)         34
                                 -----------------------------------------------

Other comprehensive income (loss)    (57)         74          (38)         34
                                 -----------------------------------------------

Comprehensive income               $ 867       $ 884        $ 363       $ 396
                                 ===============================================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 Common Stock    Securities              Share-
                                -------------    Valuation   Accum.     holders'
(in thousands)                  Shares  Amount   Allowance  Deficit     Equity
                              --------------------------------------------------

Balance at December 31, 1997    9,169  $30,176   $   39   $ (22,747)   $ 7,468
Net income                         -        -        -          924        924
Stock options exercised            90       98       -           -          98
Change in securities
  valuation allowance              -        -       (57)         -         (57)
                              --------------------------------------------------
Balance at September 30, 1998   9,259  $30,274   $  (18)  $ (21,823)   $ 8,433
                              ==================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended
                                                                 September 30,
(in thousands)                                                 1998        1997
                                                           ---------------------
Cash flows from operating activities:
Net income                                                  $   924     $   810
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                   254         283
Provision for loan losses                                         -        (144)
Net change in receivables, payables and other assets            186        (173)
Gain on sale of real estate owned                               (10)          -
Write-downs of real estate owned                                 16          25
Minority interest expense                                       834         783
Gain (loss) on discontinued businesses                          (1)           4
                                                           ---------------------
Net cash provided by operating activities                     2,203       1,588

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
(in thousands)                                                 1998        1997
                                                           ---------------------
Cash flows from investing activities:
   Proceeds from maturity of interest bearing cash
     with an original maturity greater than 90 days         $    99    $  1,982
   Purchases of interest bearing deposits with
     financial institutions                                      --         (99)
   Purchase of investment securities available-for-sale      (6,096)    (13,213)
   Proceeds from maturity of investment securities
     available for sale                                       3,500       1,206
   Net increase in loans                                     (4,632)    (15,382)
   Proceeds on sale of real estate owned                        617          --
   Purchase of premises and equipment                          (131)       (101)
   Proceeds from sales of premises and equipment                 20           -
                                                           ---------------------
   Net cash used in investing activities                     (6,623)    (25,607)

Cash flows from financing activities:

   Net increase in deposits                                  20,687      19,444
   Payments for notes payable to affiliates
     and other borrowed funds                                  (146)        (38)
                                                           ---------------------
   Net cash provided by financing activities                 20,541      19,406
                                                           ---------------------
Increase (decrease) in cash and cash equivalents             16,121      (4,613)

Beginning cash and cash equivalents                           8,541      17,346
                                                           ---------------------
Ending cash and cash equivalents                            $24,662     $12,733
                                                           =====================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                 $ 2,496     $ 1,866
   Income taxes                                                 107           4

Supplemental schedule of non-cash investing and financing activities:
 Transfer of investment security from held to maturity
   to available for sale                                    $    --     $ 2,553
 Transfer from other liabilities to
  other borrowed funds                                          475          --

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the nine and three month periods ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

         Certain reclassifications have been made in the prior periods financial statements to conform to the presentation in the current period.

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the nine and three months ended September 30, 1998 and 1997.

(dollars and shares in thousands,
 except per share amounts)

                             Nine Months Ended            Nine Months Ended
                            September 30, 1998           September 30, 1997
                         -------------------------------------------------------
                                              Per                          Per
                            Net              Share       Net              Share
                           Income   Shares   Amount     Income   Shares   Amount
                         -------------------------------------------------------
Basic EPS:
Income available to
 common shareholders      $ 924     9,209    $ .10     $ 810     9,169    $ .09
Effect of Dilutive
 Securities:
 Stock options                         65                           --
                         -------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions              $ 924     9,274    $ .10     $ 810     9,169    $ .09
                         =======================================================



                            Three Months Ended           Three Months Ended
                            September 30, 1998           September 30, 1997
                         -------------------------------------------------------
                                              Per                          Per
                            Net              Share       Net              Share
                           Income   Shares   Amount     Income   Shares   Amount
                         -------------------------------------------------------
Basic EPS:
Income available to
 common shareholders      $ 401     9,259    $ .04     $ 362     9,169    $ .04
Effect of Dilutive
 Securities:
 Stock options                         24                           --
                         -------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions              $ 401     9,283    $  .04     $ 362     9,169   $ .04
                         =======================================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

(4)      LOANS

         A summary of loans follows:

                                                    September 30,  December 31,
         (in thousands)                                  1998         1997
                                                   -----------------------------
         Real estate mortgage loans                  $  68,516     $  67,970
         Commercial loans not secured by real estate    34,798        29,425
         Personal loans not secured by real estate       4,486         5,755
         Less unearned income, discounts and fees         (225)         (273)
                                                   -----------------------------
                                                     $ 107,575     $ 102,877
                                                   =============================

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                      Nine Months Ended     Three Months Ended
                                         September 30,         September 30,
         (in thousands)              1998           1997    1998           1997
                                   ---------------------------------------------
Depositor charges                    $428           $412    $152           $133
Service charges, commissions
  & fees                               69             38      34             14
Other income                           47             45       5             10
                                   ---------------------------------------------
                                     $544           $495    $191           $157
                                   =============================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                                   Nine                Three
                                               Months Ended        Months Ended
                                               September 30,       September 30,
(in thousands)                                1998      1997      1998      1997
                                          --------------------------------------
         Salaries and employee benefits    $ 2,883   $ 2,569   $  954   $   854
         Occupancy                             551       689      170       177
         Data processing                       400       360      138       118
         Customer service                      364       349      129       113
         Professional services                 255       204       97       103
         Depreciation and amortization         254       283       79        87
         Advertising and promotion             232       185       92        56
         Stationary and supplies                82        66       34        28
         Printing & postage                     79        80       25        26
         Telephone and telefax                  65        58       24        18
         Net cost of operation of REO           50        11       (3)        5
         Insurance                              30        46       10        15
         Regulatory fees and assessments        25        45        8        15
         Collection                             14        36        6         7
         Miscellaneous                         358       318       91       104

                                          --------------------------------------
                                           $ 5,642   $ 5,299   $1,854   $ 1,726
                                          ======================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the nine and three month periods ended September 30, 1998 and 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this report.

Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business area in which the Company conducts its operations, fluctuations in interest rates, credit quality, year 2000 issues and government regulation. For additional information regarding these factors, see "Item 1. Business - Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

GENERAL

The Company recorded net income of $924,000, or $.10 per share, and $401,000, or $.04 per share, during the nine and three months ended September 30, 1998, as compared with net income of $810,000, or $.09 per share, and $362,000, or $.04 per share, during the same respective periods in 1997. The 1997 figures included the effects of recording a tax benefit of $307,000 in June 1997 and $23,000 in September 1997. The higher pre-tax income in 1998 versus 1997 occurred primarily because Sunwest had higher earnings in 1998. Sunwest's higher earnings were primarily due to increased growth in net interest income from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:


              September 30,   December 31,   September 30,   December 31,
                  1998           1997            1997           1996
              ------------------------------------------------------------------
(in thousands)

Total assets    $152,941        $130,621       $129,632        $108,987
Loans            107,575         102,877         98,006          82,657
Deposits         135,657         114,970        115,001          95,557

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



The $23 million increase in total assets from September 30, 1997 to September 30, 1998 occurred primarily due to a $21 million increase in deposits at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $921,000, or 16%, during the first nine months of 1998 as compared to the same period in 1997. Sunwest's net interest income increased $954,000 due to a $1,561,000 increase in interest income, partially offset by a $607,000 increase in interest expense. The increase in interest income was due to an increase in interest earning assets offset to an extent by a decline in the average yield earned on such assets. The increase in interest expense was due primarily to an increase in the volume of interest-bearing deposits, primarily time deposits. Net interest margin declined from 5.71% in 1997 to 5.18% in 1998 primarily due to a decline in the percentage of loans to earning assets from 78% in 1997 to 75% in 1998. An increase in time deposits as a percentage of deposits from 29% in 1997 to 33% in 1998 also contributed to a decline in the net interest margin. Net interest income is expected to increase in the future as Sunwest increases its earning assets through its marketing efforts and the expanding economy in Orange County, California. Recent reductions in interest rates will lower the Company's net interest margin due to the fact that interest earning assets exceed interest-bearing liabilities. Increased competition in the Company's market area for loans and deposits may also result in a lower net interest margin.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the nine and three month periods ended September 30, 1998 and 1997 (dollars in millions):


                                        Nine Months Ended September 30,
                                          1998                   1997
                                   Average     Yields/    Average     Yields/
                                   Balance     Rates      Balance     Rates
                                  ----------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees            $  103.0       10.17%   $   85.8       10.44%
Investment securities                  18.6        6.03        11.1        6.45
Federal funds sold                     16.5        5.53        13.1        5.46
Interest-bearing deposits
     with financial institutions         .-        7.02          .7        5.24
                                  ----------------------------------------------
Total interest-earning assets         138.1        9.06       110.7        9.42

Allowance for credit losses            (2.3)                   (2.8)
Cash and due from banks                 8.2                     6.6
Other assets                            3.7                     4.0
                                  ----------------------------------------------
                                   $  147.7                $  118.5
                                  ==============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                      $   43.6        5.42%   $   30.4        5.39%
Savings deposits                        5.0        1.98         4.7        1.98
Interest-bearing demand deposits       37.2        1.89        31.6        1.88
Other                                   1.0       20.76         1.0       22.11
                                  ----------------------------------------------
Total interest-bearing liabilities     86.8        3.88        67.7        3.71

Minority interest                       6.4                     5.1
Demand deposits                        45.4                    37.9
Other liabilities                       1.1                     1.3
Shareholders' equity                    8.0                     6.5
                                  ----------------------------------------------
                                   $  147.7                $  118.5
                                  ==============================================
Net interest margin                                5.18%                   5.71%
Net yield on interest-earning assets               6.62                    7.15

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



(Continued)
                                       Three Months Ended September 30,
                                          1998                   1997
                                   Average     Yields/    Average     Yields/
                                   Balance     Rates      Balance     Rates
                                  ----------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees            $  106.8       10.08%   $   88.3       10.54%
Investment securities                  19.8        6.38        14.5        6.42
Federal funds sold                     21.0        5.61        16.1        5.45
Interest-bearing deposits
     with financial institutions         .0        0.00          .1        6.20
                                  ----------------------------------------------
Total interest-earning assets         147.6        8.95       119.0        9.35

Allowance for credit losses            (2.4)                   (2.7)
Cash and due from banks                 8.8                     7.0
Other assets                            3.4                     4.0
                                  ----------------------------------------------
                                   $  157.4                $  127.3
                                  ==============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                      $   46.2        5.39%   $   33.6        5.50%
Savings deposits                        5.1        1.98         4.7        2.02
Interest-bearing demand deposits       40.8        1.95        32.1        1.90
Other                                   1.0       19.25         1.0       22.30
                                  ----------------------------------------------
Total interest-bearing liabilities     93.1        3.85        71.4        3.84

Minority interest                       6.6                     5.4
Demand deposits                        48.3                    42.5
Other liabilities                       1.1                     1.2
Shareholders' equity                    8.3                     6.8
                                  ----------------------------------------------
                                   $  157.4                $  127.3
                                  ==============================================
Net interest margin                                5.10%                   5.51%
Net yield on interest-earning assets               6.52                    7.04

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1998 versus 1997 periods are summarized as follows (in thousands):

                        Nine Months Ended          Three Months Ended
                           September 30,               September 30,
                      ----------------------------------------------------------
                         Asset/  Interest            Asset/  Interest
                       Liability   Rate            Liability   Rate
                        Changes  Changes   Total    Changes  Changes   Total
                      ----------------------------------------------------------
Changes in:
     Interest income    $1,763   $ (201)   $1,562   $  623   $ (100)   $  523
     Interest expense      612       29       641      212       (1)      211
                      ----------------------------------------------------------
Net interest income     $1,151   $ (230)   $  921   $  411   $  (99)   $  312
                      ==========================================================

Loans on which the accrual of interest had been discontinued at September 30, 1998 and 1997 amounted to $1,632,000 and $701,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $25,000 and $18,000 in the third quarters of 1998 and 1997, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 7 and 6 basis points during the third quarters of 1998 and 1997, respectively.

Impaired loans have not changed significantly from the amounts reported at December 31, 1997.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                       Nine Months Ended     Three Months Ended
                                          September 30,         September 30,
                                        1998       1997       1998       1997
                                     -------------------------------------------
Allowance for loan losses
     balance at beginning of period   $ 2,364    $ 2,848    $ 2,393    $ 2,740

Charge-offs                               (37)      (328)       (14)      (134)
Recoveries                                103        295         51        209
                                     -------------------------------------------
Net recoveries (charge-offs)               66        (33)        37         75

Provision for loan losses                  --       (144)        --       (144)
                                     -------------------------------------------
Allowance for loan losses
     balance at end of period         $ 2,430    $ 2,671    $ 2,430    $ 2,671
                                     ===========================================

All of the above charge-offs and recoveries were at Sunwest. The net recoveries during the nine and three months ended in 1998 are a result of improved asset quality and the high levels of charge-offs in previous years.

Management believes that the allowance for loan losses at September 30, 1998 of $2,430,000 or 2.26% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While the Southern California and Orange County economies have exhibited positive trends in the past few years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible loan losses and would adversely affect the financial condition and results of operations of the Company.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998




A summary of nonperforming assets follows (dollars in thousands):

                     September 30,   December 31,   September 30,   December 31,
                         1998            1997           1997            1996
                     -----------------------------------------------------------
Nonaccrual loans        $  1,632    $      --         $    701       $    931
Loans 90 days past due
     and still accruing        2           31               31             43
                     -----------------------------------------------------------
Nonperforming loans        1,634           31              732            974
Real estate owned            528        1,151            1,218          1,243
                     -----------------------------------------------------------
Nonperforming assets    $  2,162    $   1,182         $  1,950       $  2,217
                     ===========================================================
Nonperforming loans/
    Total loans             1.52%         .03%             .75%          1.18%
Nonperforming assets/
    Total assets            1.41          .90             1.50           2.03
                     ===========================================================


Nonperforming assets have increased approximately $1 million from December 31, 1997. The increase is due primarily to one loan placed on nonaccrual in the second quarter. The loan is expected to be placed back on accrual status during fourth quarter of 1998.

Restructured loans that were performing substantially in accordance with their modified terms totaled $3,027,000 at September 30, 1998. No restructured loans were on nonaccrual status at September 30, 1998.

OTHER OPERATING INCOME

Other operating income increased by $49,000 for the nine months ended September 30, 1998, as compared with the same period in 1997. See note (5) of the notes to consolidated financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


OTHER OPERATING EXPENSES

Other operating expenses increased $343,000 from the nine months ended September 30, 1997 to the same period in 1998 primarily due to salary expense. See note
(6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                    Nine Months Ended     Three Months Ended
                                       September 30,         September 30,
                                     1998       1997       1998        1997
                                  ----------------------------------------------
Other operating expenses           $ 5,642    $ 5,299    $ 1,854    $ 1,726
Other operating expenses
     (annualized)/average assets      5.09%      5.96%      4.71%      5.42%
Other operating expenses/interest
     and other operating income       56.8%      63.7%      53.1%      58.7%
                                  ==============================================

The decline in the other expense ratios is primarily a result of the increases in assets and income exceeding the increase in expenses. As the Company grows it is likely that operating expenses will also increase. The Company is currently planning to engage an outside consultant to assist the Company in reviewing all significant business processes during 1999. The purpose of this review will be to streamline processes to reduce expenses and improve the delivery of products and services to the Company's customers. The external costs of this review are expected to be less than $150,000. Although the Company expects the cost of this review to be recovered through productivity and revenue enhancements, there are no assurances that the expected results will be achieved. The Company is currently assessing its facilities needs in light of its expected future growth and possible expansion into other areas of Orange County. Although no commitments for new facilities have been made, it is likely that additional investments in facilities will be made during 1999.

YEAR 2000 ISSUE

BACKGROUND - The year 2000 issue refers to computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment or computer programs that have a two-digit field to define the year may recognize a date using "00" as the year 1900 rather than the year 2000. Preparing for the year 2000 is said to be one of the biggest challenges any company has had to face to date. Predictions of computer crashes, building lock downs, and business failures may sound exaggerated, but the problems are real. Left uncorrected, the year 2000 problem could cause massive miscalculations, lost data, and equipment failures. The computer related challenges and potential risks associated with the turn of the century are significant for all businesses. One of the greatest risks is not moving quickly enough to find, fix, and test for possible problems before year-end 1999. Similar to other companies, the Company faces the challenge of ensuring that all computer-related functions will work properly in the year 2000 and beyond and that adequate contingency plans are in place to mitigate possible

                    WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

interruptions in critical services and products. If the necessary modifications and implementations are not made on a timely basis, the year 2000 issue could have a material, adverse effect on the business, consolidated financial position, results of operations or cash flows of the Company.

APPROACH TO READINESS - The Company established a Year 2000 Project Team led by the president of Sunwest to manage the Company's year 2000 readiness. The Project Team is made up of senior managers of all departments. A project coordinator assists with documenting the Company's progress and managing the databases created to assist in the management of the project. Status reports are reviewed at the monthly board of directors' meetings. The Company's year 2000 project is well underway and the Company's plan is to have renovation largely completed for mission-critical applications by the end of 1998. This will allow for broad testing and clean-up well before the year 2000. An impact analysis of the Company's data processing environments, systems, and applications was conducted to identify and assess their date sensitivity. An inventory database of these items was developed in preparation for remediation tracking and reporting of the potential areas of impact. In addition, plans have been developed and are being implemented to address and track compliance in the following areas:

Infrastructure - The Company's physical facilities, including building security systems, fire alarm systems, and equipment, have been reviewed to determine the state of year 2000 readiness.

Business partners (suppliers/vendors) - Review of the year 2000 efforts of the Company's suppliers and business partner relationships to encourage the timely resolution of product or service compliance issues in a manner consistent with the year 2000 project goals of the Company. The Company requires a review of all new business partners for year 2000 readiness.

Employee awareness - The Company believes that employee awareness and understanding of the year 2000 issue is essential to the success of the project. Employees must be able to communicate confidently regarding year 2000 issues with customers. An aware organization is one that will be able to recognize and take proactive measures regarding potential problem areas.

Customer awareness - The Company has taken a leadership role in communicating the year 2000 issue to its customers and community. The Company has conducted seminars and has made literature available related to the year 2000 issue.

Risk assessment and customer readiness - Business failures of key borrowers and depositors could adversely impact the Company. The Company has developed a program to assess the year 2000 readiness of all key customers and groups of customers. The program includes assessing risk through the use of questionnaires, interviews, site visits and a review of business practices.

Independent  third party assessment - The Company's year 2000 readiness  efforts

                    WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

have been and will continue to be assessed by the FDIC and the California Department of Financial Institutions. Failure to meet the readiness standards could subject the Company to enforcement actions. The Company has engaged independent third parties to conduct reviews of the Company's efforts to provide additional assurance of compliance.

Other elements of the Company's year 2000 program include overall program management, monitoring and control, risk management, compliance test management, quality assurance, communications, and support services.

PROGRESS TO DATE - The Company's year 2000 readiness project is well underway and the Company's plan is to have testing largely completed for mission-critical applications by the end of 1998. This will allow for renovation and clean-up well before the year 2000. These goals are in line with the guidelines of the Federal Financial Institutions Examination Council (FFIEC). To the extent that compliance is possible from the Company's internal efforts alone, the Company is taking steps necessary to accomplish that goal. When compliance also depends on the conduct of others, the Company is working with its vendors and business partners to secure compliance and to obtain appropriate assurances that those externally developed systems are or will become compliant on a timely basis and will not interfere with the Company's business operations. While the Company is committed to taking every reasonable action in this regard, expected of a prudent business, the Company is not in a position to guarantee the performance of others or to predict whether any of the assurances that others provide may prove later to be inaccurate or overly optimistic. Since beginning the year 2000 project, the Company has:

-Established a Year 2000 Project Team led by senior management
-Completed inventory of application and system software and hardware
-Completed an inventory of infrastructure facilities
-Developed consolidated compliance plans and schedules for business areas
-Built databases for inventory tracking and reporting
-Developed a database to log and track resolution of reported Y2K problems -Established budget and cost tracking systems
-Implemented broad awareness and education activities for employees
-Developed and implemented a customer inquiry response process
-Implemented vendor compliance verification
-Obtained readiness reports from 97% of mission critical vendors
-Mandated that all new and renewed contracts address Y2K compliance issues
-Set up a dedicated test environment to simulate year 2000 conditions
-Developed test scripts for 98% of all mission critical applications
-Completed testing for 61% of all mission critical applications
-Assessed 100% of all critical customers
-Determined  that 22% of loan  customers  are large  enough to  require  ongoing review
-Developed a process for communicating Y2K impacts to customers, correspondents, agencies, and vendors -Developed a plan to address contingency implementation dates when remediation does not proceed as planned

COST OF YEAR 2000 READINESS - The Company currently estimates that it will incur additional incremental out-of-pocket costs of about $200,000. These costs include equipment and software purchases that may be amortized for up to five

                    WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

years and the cost of consultants to assist the Company with its year 2000 readiness efforts. Internal and external costs specifically associated with modifying internal-use software for the year 2000 will be charged to expense as incurred. All of these costs are being funded through operating cash flows. Costs expensed to date for incremental costs associated with the year 2000 issue were approximately $26,000 through September 30, 1998. The Company's current estimates of the costs necessary to implement and test its year 2000 readiness are based on the facts and circumstances existing today. The estimates were made using assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment issues, and (c) the planning and implementation success needed to achieve full compliance.

The amount of resources directed to ensuring year 2000 readiness have slowed, and will continue to slow, the development of new business and technology initiatives that provide new products and services to the Company's customers or that enhance effectiveness and profitability of existing products and services. The effects on the Company of delays in other business and technology initiatives are not determinable at this time, but are not expected to have a material effect on the financial condition of the Company. In addition, since there is no uniform definition of year 2000 "compliance" and not all customer situations can be anticipated, the Company may experience claims as a result of the year 2000 transition. It is uncertain whether sufficient insurance coverage will be available to satisfy any claims asserted. Additionally, the Company continues to communicate with significant customers and vendors to determine the extent of risk created by those third parties' failure to remediate their own year 2000 issues. However, it is not possible, at present, to determine the financial effect if significant customer and vendor remediation efforts are not resolved in a timely manner.

INCOME TAXES

The Company and Sunwest did not recognize any income tax expense or benefit during the nine and three months ended September 30, 1998. Sunwest recognized a tax benefit of $307,000 and $23,000 during the second and third quarters of 1997, respectively. The tax benefit was recognized after performing the quarterly analysis of the valuation allowance for deferred taxes. The valuation allowance was reduced because it was deemed more likely than not that a portion of the deferred tax asset will be recognized as a benefit.

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

                    WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

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

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 25% at September 30, 1998 and 16% at December 31, 1997. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first nine months of 1998 West Coast did not receive any dividends from its subsidiaries. West Coast does not expect to receive dividends from its subsidiaries during 1998.

At September 30, 1998, West Coast had cash and short term investments totaling $445,000. No significant cash receipts are expected for the remainder of 1998.

West Coast anticipates cash expenditures during 1998 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1998 is expected to total $64,000. West Coast anticipates that other operating expenses will be approximately $26,000 during the remainder of 1998. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

CAPITAL RESOURCES AND DIVIDENDS

Sunwest had a 12.48%, 13.73% and 9.85% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 1998, respectively. West Coast Bancorp had a 12.33%, 13.58% and 9.71% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 1998, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. West Coast Bancorp and Sunwest are considered "well capitalized" under the regulatory capital guidelines.

The Company had no material commitments for capital expenditures as of September 30, 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                               SEPTEMBER 30, 1998

                                     PART II

                                OTHER INFORMATION





Item 1.  Legal Proceedings
-------------------------------
NONE

Item 2.  Changes in Securities
-----------------------------------
NONE

Item 3.  Defaults Upon Senior Securities
---------------------------------------------
NONE

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
West Coast Bancorp held its Annual Meeting of Shareholders (the "Meeting") on August 25, 1998.

At the Meeting, the following individuals were elected to serve as directors until the 1999 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                              Authority
Name of Director           Votes For          Withheld

Eric D. Hovde              5,969,945          149,035
Thomas A. Jones            6,006,235          112,745
John B. Joseph             5,798,344          320,636
James G. LeSieur, III.     5,974,860          144,120
Ronald R. White            5,829,854          289,126


Item 5.  Other Information
-------------------------------
NONE

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------
(a)      Exhibits

         Exhibit 27 - Financial Data Schedule for September 30, 1998

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





        /s/Eric D. Hovde                              November 13, 1998
        ----------------------------------------      ----------------------
        Eric D. Hovde                                 Date
        Chief Executive Officer





        /s/Frank E. Smith                             November 13, 1998
        -----------------------------------------     ----------------------
        Frank E. Smith                                Date
        Chief Financial Officer