Form 10KSB
period 1998-12-31
WEST COAST BANCORP /CA/
filed 1999-04-01
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A
                         Commission File Number: 0-10897

                               WEST COAST BANCORP
                 (Name of Small Business Issuer in Its Charter)

California                                                   95-3586860
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

535 E. First Street
Tustin, California                                           92780-3312
(Address of Principal Executive Offices)                     (Zip Code)

                                 (714) 730-4499
                 Issuer's Telephone Number, Including Area Code

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                           Common Stock, No Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Total revenues for the most recent fiscal year:  $13,344,000.

As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,423,000 based upon the last sale price on such date.

       Number of shares of Common Stock of the registrant outstanding as of February 28, 1999:
                                    9,258,942

Transitional Small Business Disclosure Format: YES            NO     X

                       Documents Incorporated by Reference
Part III of this Form 10-KSB is incorporated by reference from registrant's definitive proxy statement which will be filed within 120 days of the fiscal year ended December 31, 1998.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1998

                                TABLE OF CONTENTS


                                                                     Page
PART I

    Item 1      Business                                               3
    Item 2      Properties                                            19
    Item 3      Legal Proceedings                                     19
    Item 4      Submission of Matters to a Vote of Security Holders   19
    Item 4(A)   Executive officers of the registrant                  19


PART II

    Item 5      Market for Common Equity and Related Stockholder
                Matters                                               20
    Item 6      Management's Discussion and Analysis                  20
    Item 7      Financial Statements                                  27
    Item 8      Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure                   27


PART III

    Item  9     Directors, Executive Officers, Promoters and
                Control Persons                                       27
    Item 10     Executive Compensation                                27
    Item 11     Security Ownership of Certain Beneficial Owners
                and Management                                        27
    Item 12     Certain Relationships and Related Transactions        27


PART IV

    Item 13    Exhibits, List and Reports on Form 8-K                 27

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

GENERAL

     West Coast Bancorp (separately, "West Coast" and, with its subsidiaries on a consolidated basis, the "Company") is a California corporation organized in February 1981 and is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). West Coast's primary subsidiary is Sunwest Bank ("Sunwest"). On September 13, 1996, Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest.
     The only other remaining subsidiary with activity during the periods was WCV, Inc. Its activity was limited to the restoration of one remaining property.
     West Coast also currently has six other direct and indirect wholly-owned subsidiaries which are either in the process of liquidation or inactive - West Coast Realty Finance ("West Coast Realty"), North Orange County Bancorp ("North Orange"), which acts as a holding company for WCV, Inc. and Chancellor Financial Services, Inc. ("Chancellor"), Sunwest Leasing Corp. ("Sunwest Leasing"), a wholly-owned subsidiary of Sunwest, and Centennial Beneficial Loan Company ("Centennial Loan").
     The Company had net income of $1,289,000 or $.14 per share in 1998, as compared with net income of $1,269,000 or $.14 per share in 1997.

SUBSIDIARIES

Sunwest Bank
     Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank founded in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 1998, Sunwest had total consolidated assets of $153,728,000, total consolidated loans and leases of $109,547,000, and total consolidated deposits of $134,152,000. For the year ended December 31, 1998, Sunwest had net income of $2,636,000. Minority shareholders' interest reduced the net income to the Company by $1,146,000.
     Sunwest presently has three banking offices within Orange County, California. The main office is located in Tustin at 535 East First Street. Sunwest's two branch offices are located at 4770 Campus Drive, Newport Beach and 501 South Main Street, Orange.
     Through its network of banking offices, Sunwest emphasizes personalized service combined with services primarily directed to small and medium-sized businesses and professionals. Although Sunwest focuses its marketing of services to businesses and professionals, a wide range of consumer banking services are made available to its customers.
     Sunwest offers a wide range of deposit instruments. These include personal and business checking and savings accounts, including interest bearing negotiable order of withdrawal ("NOW") accounts, Super NOW accounts and money market accounts, time deposits and individual retirement accounts.
     Sunwest also engages in a full complement of lending activities, including commercial, consumer installment and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include secured short-term mini-permanent real estate loans and construction loans. Sunwest originates loans ("SBA Loans") that are guaranteed under the Small Business Investments Act and in the past has sold SBA Loans in the secondary market. Sunwest currently retains SBA Loans in its portfolio.
     Sunwest also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include extended weekday banking, drive-up and walk-up facilities, merchant windows, ACH originations, on-line banking for business customers, mutual funds, traveler's checks, safe deposit, Mastercard and Visa merchant deposit services, ATM cards and computer accounting services, which include payroll, lockbox and escrow accounting services. Sunwest currently does not operate a trust department.

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

Dividends and Other Transfers of Funds
     West Coast is a legal entity separate and distinct from Sunwest. West Coast's ability to pay cash dividends is limited by state law.
     There are statutory and regulatory limitations on the amount of dividends which may be paid to West Coast by Sunwest. California law restricts the amount available for cash dividends by state chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the bank or by any majority-owned subsidiary of the bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greatest of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year.
     The FDIC and the Commissioner also have authority to prohibit Sunwest from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of Sunwest and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Sunwest or West Coast may pay. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.
     West Coast has not received any and does not currently plan on receiving any dividends from Sunwest in 1999. At December 31, 1998, Sunwest had an accumulated deficit, which prohibits it from payment of cash dividends without prior regulatory approval.
     Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, West Coast or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by collateral having a market value equal to the amount required by law. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate are limited to 10% of Sunwest capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Sunwest capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving West Coast and other controlling persons of Sunwest. Additional restrictions on transactions with affiliates may be imposed on Sunwest under the prompt corrective action provisions of federal law. See "ITEM 1. - BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

Capital Standards
     The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.
     The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     The following tables present the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to their minimum regulatory capital requirements as of December 31, 1998 (dollars in thousands).

The Company

                           Actual         Required          Excess
                       Amount  Ratio   Amount   Ratio   Amount    Ratio

Leverage
ratio                 $15,896  10.35%  $6,145   4.00%   $9,751    6.35%

Tier 1 risk-
based ratio           $15,896  13.02%  $4,884   4.00%   $11,012   9.02%


Total risk-
based ratio           $17,511  14.27%  $9,768   8.00%   $7,743    6.27%


Sunwest
                           Actual         Required          Excess
                       Amount  Ratio   Amount   Ratio   Amount    Ratio
Leverage
ratio                 $16,464  10.71%  $6,148   4.00%   $10,316   6.71%

Tier      1
risk-based            $16,464  12.83%  $5,133   4.00%   $11,331   8.83%
ratio

Total
risk-based            $18,079  14.08%  $10,267  8.00%   $7,812    6.08%
ratio


Prompt Corrective Action And Other Enforcement Mechanisms
     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Company and Sunwest exceeded the required ratios for classification as "well capitalized."
     An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.
     A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed two-percent of the bank's total assets. Federal guidelines generally define "tangible equity" as a bank's tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the Commissioner may require the appointment of a conservator or receiver for a state-chartered bank if its tangible equity does not exceed three percent of the bank's total assets or $1 million.
     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

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

Premiums for Deposit Insurance
     Sunwest's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.
     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Budget Act, at January 1, 1997, Sunwest began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Budget Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Budget Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

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

Community Reinvestment Act And Fair Lending Developments
     Sunwest is  subject to certain  fair  lending  requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.
     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted during the third quarter of 1996, Sunwest was rated satisfactory in complying with its CRA obligations.

Year 2000 Compliance
     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues. Sunwest was examined by the FDIC in February 1999 to determine if Sunwest was in compliance with the requirements of the federal banking agencies regarding the year 2000 issue. Management believes that the Company is in compliance with the requirements of the federal banking agencies.

Current Accounting Pronouncements
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The statement did not have a material impact on the Company's results of operations or financial position when adopted.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned

Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The statement did not have a material impact on the Company's results of operations or financial position.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.


EMPLOYEES

     At December 31, 1998, West Coast and its subsidiaries employed 65 persons of which 63 were full time. West Coast and its subsidiaries believe that their employee relations are satisfactory.

SELECTED STATISTICAL INFORMATION

     The following tables and data set forth, for the respective periods shown, selected statistical information relating to the Company. The tables and data should be read in conjunction with the other financial information appearing elsewhere in this report.
     For the tables of "Average Balance Sheet and Analysis of Net Interest Earnings" and "Rate and Volume Variance Analysis" see "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operations - Net Interest Income."

Investment Securities
     The Company maintains a portion of its assets in investment securities to provide liquidity, generate a reasonable rate of return, meet pledging requirements, and minimize risk. At December 31, 1998, all of the Company's investment securities were classified as available-for-sale. Investment securities classified as available-for-sale are stated at market value.



                                   Available for Sale
--------------------------------------------------------------------------------
(in thousands)                     1998            1997
--------------------------------------------------------------------------------
U.S. Treasury and  other
 government agency
 securities                      $ 1,010         $ 4,993
Collateralized mortgage
 obligations                      12,266           1,587
Mortgage-backed
 securities                        6,042          10,428
Corporate bonds                    4,533               -
Trust preferred securities         4,869               -
Other securities                     408             337
--------------------------------------------------------------------------------
Total                            $29,128         $17,345
--------------------------------------------------------------------------------

The following table discloses the maturity dates and average yields of the investment securities at December 31, 1998. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated lives. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

                                     Due After One    Due After Five   Due After
                        Due Within  Year But Within  Years But Within     Ten
                         One Year     Five Years       Ten Years         Years
--------------------------------------------------------------------------------
(dollars in thousands)  Amount Yield  Amount Yield  Amount Yield  Amount  Yield
--------------------------------------------------------------------------------
U.S. Treasury and other
   government agency
   securities           $  -       -% $ 1,010  5.49% $     -     -% $        -%
Collateralized mortgage
   obligations           1,024  7.51    6,399  6.99    3,866  7.37   980  6.83
Mortgage-backed
   securities            1,356  6.85    2,915  7.52    1,769  6.68     -     -
Corporate bonds          1,016  5.40    1,506  6.86    2,010  6.98     -     -
Trust preferred
  securities                 -     -    4,869  8.70        -     -     -     -
Other Securities           408     -        -     -        -     -     -     -
--------------------------------------------------------------------------------
Total                   $3,804  5.91% $16,699  7.48% $ 7,645  7.11% $980  6.83%
--------------------------------------------------------------------------------

Interest Bearing Deposits With Financial Institutions
     Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance.

Loans by Type
     The following table sets forth loans by type as of December 31. The Company had no foreign loans during the periods reported.

(dollars in thousands)               1998         1997
--------------------------------------------------------------------------------
Commercial                       $ 34,318    $  29,425
Real Estate - mortgage             71,184       67,970
Real Estate - construction            376          -
Installment loans                   3,942        5,755
Unearned income,
  discounts and fees                 (273)        (273)
--------------------------------------------------------------------------------
Total                            $109,547    $ 102,877
--------------------------------------------------------------------------------

     Commercial loans are generally loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Mortgage loans are secured by deeds of trust on the underlying properties and may be guaranteed by the principal borrowers. Installment loans to individuals may be unsecured or secured by various types of assets including automobiles, trust deeds, recreational vehicles or other personal property.
     The Company primarily funds loans based on the creditworthiness of the borrower and supported by a minimum of two identified sources of repayment. Advance rates on collateral provided in support of the sources of repayment generally range from 60% to 80% of collateral value.
     Sunwest was the only subsidiary that had loans for the periods presented. Commercial loans and Real Estate - mortgage loans have increased because of an emphasis on marketing efforts and an improving economy during 1998. Installment loans decreased in 1998 because Sunwest has not been emphasizing this product.
     Real estate mortgage and construction lending contain potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market areas, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in Orange County and the surrounding counties even if real estate values elsewhere in California generally remained stable or increased.
     The risks in the Company's loan portfolio stem from the individual credits that are contained therein and the diversification among the credits. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower interest rate is less risky than one with a higher rate; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 1998, the Company had no significant loan concentrations other than those listed above.

Rate Sensitivity
     Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.
     The following table sets forth the maturities for commercial and real estate-construction loans at December 31, 1998. These loans comprised 31% of the gross loan portfolio and are classified according to changes in interest rates.

                                        Maturing
--------------------------------------------------------------------------------
                             Within     After One
                               One       Year But     After
                             Year or     Within       Five
(in thousands)                Less     Five Years     Years       Total
--------------------------------------------------------------------------------
Commercial                  $26,438     $6,498       $1,382        $34,318
Real Estate-
  construction                  376        -           -               376
Total                       $26,814     $6,498       $1,382        $34,694
--------------------------------------------------------------------------------
Loans included above with:
Fixed rates                 $ 2,294     $6,498       $1,382        $10,174
Variable rates               24,520        -           -            24,520
--------------------------------------------------------------------------------
Total                       $26,814     $6,498       $1,382        $34,694
--------------------------------------------------------------------------------

Allowance for Credit Losses
     The following table discloses the activity in the allowance for credit losses for the years ended December 31:

(dollars in thousands)               1998         1997
--------------------------------------------------------------------------------
Allowance  for credit losses at
   beginning of period
                                 $  2,364      $  2,848
Charge-offs:
   Commercial                           -          (260)
   Real estate - construction         (13)            -
   Real estate - mortgage             (12)         (129)
   Installment loans to
      individuals                     (12)          (21)
   Direct lease financing               -             -
--------------------------------------------------------------------------------
Total Charge-offs                     (37)         (410)
--------------------------------------------------------------------------------
Recoveries:
   Commercial                         288           396
   Real estate - construction           -             -
   Real estate - mortgage               4            48
   Installment loans to
      individuals                      25            45
   Direct lease financing               5             9
--------------------------------------------------------------------------------
Total Recoveries                      322           498
--------------------------------------------------------------------------------
Net recoveries (charge-offs)          285            88
Additions (reductions)
  charged to provision for
  credit losses                      (205)         (572)
--------------------------------------------------------------------------------
Balance at end of period         $  2,444      $  2,364
--------------------------------------------------------------------------------
Allowance for credit losses as a percentage of:
  Average loans                         2.35%        2.66%
  Loans at end of period                2.23%        2.30%
  Loans  on  nonaccrual  and 90
     days past due                    179.57%    7,625.80%
Net (recoveries) charge-offs as a
   percentage of:
  Average loans                         (.27)%       (.10)%
--------------------------------------------------------------------------------

     The allowance for credit losses is established by a provision for credit losses charged against current period income. Credit losses are charged against the allowance when, in Management's judgment, the credit is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that Management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. Management's evaluation takes into consideration several factors, including economic conditions and their effects on particular industries and specific borrowers, borrowers' financial data, regulatory examinations and requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. The allowance is available for all credit losses. The amount of the allowance is determined by establishing specific allocations, general allocations and supplemental allocations. Specific allocations are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. - BUSINESS - Selected Statistical Information - Classified Loans"). The general allocations are determined based upon quantitative historical loss experience of loans. The supplemental allocations are additional reserves that are based on economic conditions, year 2000 exposure, trends in delinquency, restructured and nonperforming loans, and are otherwise deemed necessary and prudent by Management. Management believes that the allowance for credit losses of $2,444,000, constituting approximately 2.23% of loans outstanding at December 31, 1998, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for credit losses and net charge-offs, see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operations."

     The Company established an allowance for credit losses at December 31, 1998 and 1997 for each category as set forth below. The allowance includes allocations for specific loans as well as general and supplemental allocations for each category.

(dollars in thousands)                   1998
--------------------------------------------------------------------------------
                                          Percent of Loan
                                              Category
                              Allowance    to Total Loans
--------------------------------------------------------------------------------
Commercial                   $      599          31.3%
Real estate-mortgage              1,753          64.8
Real estate-construction              3            .3
Installment loans                    89           3.6
--------------------------------------------------------------------------------
Total                        $    2,444           100.0%
--------------------------------------------------------------------------------


(dollars in thousands)                  1997
--------------------------------------------------------------------------------
                                          Percent of Loan
                                            Category to
                             Allowance      Total Loans
--------------------------------------------------------------------------------
Commercial                 $      494            28.5%
Real estate-mortgage            1,752            65.9
Installment loans                 118             5.6
--------------------------------------------------------------------------------
Total                      $    2,364           100.0%
--------------------------------------------------------------------------------


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

     The following table summarizes loans which were on nonaccrual, loans 90 days or more past due and still accruing interest and restructured loans as of December 31:

(dollars in thousands)                  1998       1997
--------------------------------------------------------------------------------
Nonaccrual loans                      $  1,360   $      -
90 days  past due  loans  and  still
   accruing                                  1         31
Restructured loans                       2,070      2,104
Loans  on  nonaccrual  and  90  days
   past due/total loans                   1.24%      .03%
Loans  on  nonaccrual  and  90  days
   past due/total assets                   .89%      .02%
--------------------------------------------------------------------------------

     The changes in the levels of nonperforming loans during 1998 and 1997 are discussed under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations - Nonperforming Assets."
     If loans on nonaccrual at December 31, 1998 had performed in accordance with original terms, interest income of the Company would have increased by $112,000. Under the original terms of the restructured loans, interest earned would have totaled $403,000 and $374,000 for the years ended December 31, 1998 and 1997, respectively. Under the restructured terms of the loans, interest income recorded amounted to $280,000 and $285,000 in 1998 and 1997, respectively.
     All restructured loans shown in the chart above were in compliance with their modified terms.

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

     The following presents loans classified as substandard, doubtful and special mention at December 31:

(in thousands)                       1998          1997
-------------------------------- ------------- -------------
Substandard                      $    3,879    $     3,713
Doubtful                                  1             31
-------------------------------- ------------- -------------
Total                            $    3,880    $     3,744
-------------------------------- ------------- -------------
Special mention                  $    2,645    $     6,929
-------------------------------- ------------- -------------

     There were no loans classified as loss for any of the periods presented. Except for the loans classified as substandard or doubtful, Management is not aware of any loans at December 31, 1998 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may deteriorate, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

Real Estate Owned
     Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

(dollars in thousands)              1998          1997
-------------------------------- ------------ -------------
Gross real estate owned          $      831   $     1,691
Valuation allowance                     303           540
-------------------------------- ------------ -------------
Net real estate owned            $      528   $     1,151
-------------------------------- ------------ -------------
Percent of assets                     0.3%           0.9%
-------------------------------- ------------ -------------

     Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold and the terms of the sale.
     Once real estate is acquired and periodically thereafter, Management obtains a valuation of the real estate and a valuation allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance and such agencies may require the Company to recognize additions to the valuation allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net cost of operation of other real estate owned totaled $55,000 during 1998, representing 0.4% of the Company's total income for that year, as compared with $100,000 or 0.9% of total income for 1997.

Deposits
     The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

(dollars in thousands)                    1998
--------------------------------------------------------------------------------
                             Average Balance    Interest
                                                   Rate
--------------------------------------------------------------------------------
Noninterest bearing
   demand deposits           $    46,079        .-%
Interest bearing
   demand deposits                38,049      1.89
Savings deposits                   5,007      1.92
Time deposits                     43,217      5.35
--------------------------------------------------------------------------------
Total                        $    132,352     2.36%
--------------------------------------------------------------------------------

(dollars in thousands)                   1997
--------------------------------------------------------------------------------
                                Average        Interest
                                Balance          Rate
--------------------------------------------------------------------------------
Noninterest bearing
   demand deposits           $     38,762        .-%
Interest bearing
   demand deposits                 32,173      1.89
Savings deposits                    4,748      2.00
Time deposits                      31,937      5.46
--------------------------------------------------------------------------------
Total                       $   107,620        2.27%
--------------------------------------------------------------------------------

     The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 1998 were as follows (dollars in thousands):
                                             Percentage
Maturity                      Amount          of Total
------------------------- ---------------- ----------------
0-3 Months                    $    5,852         3.81%
3-6 Months                         8,598         5.59
6-12 Months                        6,014         3.91
Over 12 Months                       223          .15
------------------------- ---------------- ----------------
Total                         $   20,687        13.46%
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

                                        1998       1997
------------------------------------ ----------- ----------
Ratio of net income to:
   Average total assets                   .86%      1.04%
   Average shareholders' equity         15.74      18.97
Ratio  of   average   shareholders'
  equity to average total assets         5.49       5.50
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

Interest Rates
     The Company anticipates that interest rate levels will remain generally constant in 1999, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

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

Competition
     The banking and financial services business in the Company's market areas is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

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

Year 2000 Compliance
BACKGROUND - The year 2000 issue refers to computer programs being written using two digits rather than four to define an applicable year. Any of a Company's hardware, date-driven automated equipment or computer programs that have a two-digit field to define the year may recognize a date using "00" as the year 1900 rather than the year 2000. Preparing for the year 2000 is said to be one of the biggest challenges any company has had to face to date. Predictions of computer crashes, building lock downs, and business failures may sound exaggerated, but the problems are real. Left uncorrected, the year 2000 problem could cause massive miscalculations, lost data, and equipment failures. The computer related challenges and potential risks associated with the turn of the century are significant for all businesses. One of the greatest risks is not moving quickly enough to find, fix, and test for possible problems before year-end 1999. Similar to other companies, the Company faces the challenge of ensuring that all computer-related functions will work properly in the year 2000 and beyond and that adequate contingency plans are in place to mitigate possible interruptions in critical services and products. If the necessary modifications and implementations are not made on a timely basis, the year 2000 issue could have a material, adverse effect on the business, consolidated financial position, results of operations or cash flows of the Company.

APPROACH TO READINESS - The Company established a Year 2000 Project Team led by the president of Sunwest to manage the Company's year 2000 readiness. The Project Team is made up of senior managers of all departments. A project coordinator assists with documenting the Company's progress and managing the databases created to assist in the management of the project. Status reports are reviewed at the monthly board of directors' meetings. The Company's year 2000 project is well underway and the Company has substantially completed renovation for all mission-critical applications. Testing of all mission critical applications is scheduled to be completed by March 31, 1999. An impact analysis of the Company's data processing environments, systems, and applications was conducted to identify and assess their date sensitivity. An inventory database of these items was developed in preparation for remediation tracking and reporting of the potential areas of impact. In addition, the Company has implemented procedures to address and track compliance in the following areas:

Infrastructure - The Company's physical facilities, including building security systems, fire alarm systems, and equipment, have been reviewed to determine the state of year 2000 readiness.

Business partners (suppliers/vendors) - Review of the year 2000 efforts of the Company's suppliers and business partner relationships has been done to encourage the timely resolution of product or service compliance issues in a manner consistent with the year 2000 project goals of the Company. The Company requires a review of all new business partners for year 2000 readiness.

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

Risk assessment and customer readiness - Business failures of key borrowers and depositors could adversely impact the Company. The Company has implemented a program to assess the year 2000 readiness of all key customers and groups of customers. The program includes assessing risk through the use of questionnaires, interviews, site visits and a review of business practices.

Independent third party assessment - The Company's year 2000 readiness efforts have been and will continue to be assessed by the FDIC and the California Department of Financial Institutions. Failure to meet the readiness standards could subject the Company to enforcement actions. The Company has engaged independent third parties to conduct reviews of the Company's efforts to provide additional assurance of compliance.

Other elements of the Company's year 2000 program include overall program management, monitoring and control, risk management, compliance test management, quality assurance, communications, and support services.

PROGRESS TO DATE - The Company's year 2000 readiness project is well underway. Renovation and testing phases have been substantially completed for mission-critical applications. Testing and renovation of non mission critical areas are scheduled to be completed by June 30, 1999. These goals are in line with the guidelines of the Federal Financial Institutions Examination Council (FFIEC). To the extent that compliance is possible from the Company's internal efforts alone, the Company is taking steps necessary to accomplish these goals.

When compliance also depends on the conduct of others, the Company is working with its vendors and business partners to secure compliance and to obtain appropriate assurances that those externally developed systems are or will become compliant on a timely basis and will not interfere with the Company's business operations. While the Company is committed to taking every reasonable action in this regard, expected of a prudent business, the Company is not in a position to guarantee the performance of others or to predict whether any of the assurances that others provide may prove later to be inaccurate or overly optimistic. Since beginning the year 2000 project, the Company has:

o        Established a Year 2000 Project Team led by senior management
o        Completed inventory of application and system software and hardware
o        Completed an inventory of infrastructure facilities
o Developed consolidated compliance plans and schedules for business areas
o        Built databases for inventory tracking and reporting
o Developed a database to log and track resolution of reported Y2K problems
o        Established budget and cost tracking systems
o        Implemented broad awareness and education activities for employees
o        Developed and implemented a customer inquiry response process
o        Implemented vendor compliance verification
o        Obtained readiness reports from 98% of mission critical vendors
o Mandated that all new and renewed contracts address Y2K compliance issues
o        Set up a dedicated test environment to simulate year 2000 conditions
o        Developed test scripts for 98% of all mission critical applications
o        Completed testing for 98% of all mission critical applications
o        Assessed 100% of all critical customers
o Determined that 52 loan customers and 41 deposit customers require ongoing review
o Developed a process for communicating Y2K impacts to customers, correspondents, agencies, and vendors
o Developed a plan to address contingency implementation dates if remediation does not proceed as planned

COST OF YEAR 2000 READINESS - The Company currently estimates that it will incur additional incremental out-of-pocket costs of about $200,000. These costs include equipment and software purchases that may be amortized for up to five years and the cost of consultants to assist the Company with its year 2000 readiness efforts. Internal and external costs specifically associated with modifying internal-use software for the year 2000 are charged to expense as incurred. All of these costs are being funded through operating cash flows. Costs expensed to date for incremental costs associated with the year 2000 issue were approximately $50,000 through December 31, 1998. The Company's current estimates of the costs necessary to implement and test its year 2000 readiness are based on the facts and circumstances existing today. The estimates were made using assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment issues, and (c) the planning and implementation success needed to achieve full compliance.

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

ITEM 2.       PROPERTIES

     Sunwest occupies its offices under long-term leases expiring at various dates through 2003. The Company's total occupancy expense for the year ended December 31, 1998 and 1997 were approximately $871,000 and $863,000, respectively. For additional information concerning properties, see "Notes 6, 14 and 17 of the Notes to the Consolidated Financial Statements appearing elsewhere in this report.

ITEM 3.       LEGAL PROCEEDINGS

     In 1992, WCV, Inc. was named a "responsible party" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). Beginning in 1996 throughout 1998, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. WCV, Inc. expects that future cleanup costs will total $90,000 to $180,000 and that these costs will qualify as "eligible" costs and be reimbursed by USTF. The cost to remediate the Property has been tentatively estimated between $957,000 to $1,047,000 of which $867,000 has been incurred through December 31, 1998. The USTF limits the reimbursement per site to $1 million. WCV, Inc. has been reimbursed $738,000 through December 31, 1998.
    In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to shareholders during the fourth quarter of 1998.

ITEM 4(A)     EXECUTIVE OFFICERS OF THE REGISTRANT
     As of February 28, 1999, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

Eric D. Hovde, Age 34
     Chairman of the Board, President and Chief Executive Officer, West Coast. Director Sunwest. Eric D. Hovde has been Chairman of the Board, President and Chief Executive Officer of West Coast Bancorp since June 1998. Mr. Hovde has been president of Hovde Financial, Inc. since 1987 and has been Chairman and President of Hovde Securities, Inc. since 1989.

Frank E. Smith, Age 48
     Senior Vice President, Chief Financial Officer and Secretary, West Coast, West Coast Realty; Senior Vice President, Chief Financial Officer, Secretary and Treasurer, Sunwest; Vice President, Secretary and Chief Financial Officer, Sunwest Leasing and North Orange; Senior Vice President, Treasurer and Secretary, Centennial Loan; Treasurer and Secretary, Chancellor; Treasurer, WCV, Inc.
     Frank E. Smith has served as Senior Vice President, Chief Financial Officer and Secretary of West Coast since September 1987 and as Senior Vice President and Chief Financial Officer of Sunwest since February 1993.

James G. LeSieur, Age 57
     Director, President and Chief Executive Officer, Sunwest and Sunwest Leasing. James G. LeSieur serves as President and Chief Executive Officer of Sunwest. Mr. LeSieur joined Sunwest in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer. In 1991 Mr. LeSieur assumed the position of President.

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

                            1998                1997
                       High      Low       High      Low
-------------------- --------- --------- --------- ---------
First Quarter        $  2.13   $  1.22   $   .79    $.53
Second Quarter          1.88      1.69       .88     .70
Third Quarter           1.63      1.06      1.50     .83
Fourth Quarter          1.31       .94      1.63    1.09


Holders of Record
     As of February 28, 1999, there were approximately 2,800 holders of record of West Coast's common stock.

Dividends
     No dividends have been paid by West Coast since inception. At the present time, West Coast plans to retain any earnings to increase its liquidity and capital levels. For additional information on dividends, see "ITEM 1. BUSINESS SUPERVISION AND REGULATION - Dividends and Other Transfers of Funds.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following presents Management's discussion and analysis of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the years ended December 31, 1998 and 1997. West Coast`s primary subsidiary is its majority owned subsidiary Sunwest Bank ("Sunwest"). This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.
     Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "ITEM 1. BUSINESS - Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."


GENERAL

     The Company posted net income of $1,289,000 or $.14 per share in 1998 versus $1,269,000 or $.14 per share in 1997. Pretax income before the provision for credit losses and minority interest expense increased $668,000, or 43%, in 1998 from 1997. This increase resulted from higher net interest income reflecting asset growth of 18%, offset by increases in operating expenses due to the growth in the Company's core business.
     On September 13, 1996, Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest. Minority interest expense reduced pretax income by $1.1 million and $1.2 milllion in 1998 and 1997, respectively.
     The only other remaining subsidiary with activity during the periods was WCV Inc. Its activity was limited to the restoration of one remaining property.

     The Company had total assets, loans and deposits as of December 31 as follows:

(in millions)                      1998          1997
----------------------------- ------------ ----------------
Total assets                  $      154   $      131
Total loans and leases               110          103
Total deposits                       134          115
----------------------------- ------------ ----------------

RESULTS OF OPERATIONS

General
     The Company had net income of $1,289,000 in 1998 versus $1,269,000 in 1997, an increase of $20,000. Pretax income before the provision for credit losses and minority interest expense increased $668,000, or 43%, in 1998 from 1997. Factors contributing to the increase include higher net interest income of $1,114,000 from asset growth, higher noninterest income of $111,000 due primarily to increased service charges, and an increase of $8,000 in the gain on liquidation of WCV, Inc. These factors were partially offset by higher noninterest expense of $565,000. Net income was negatively affected, compared to 1997, by a lower negative loan loss provision ($367,000) and higher tax expenses ($328,000).

     Net income in 1996 was $874,000, or $.10 per share. Factors contributing to the 1997 increase over 1996 included higher net interest income of $1,194,000 from asset growth, lower noninterest expense of $473,000, and nonrecurring losses in 1996 from the sale of Sunwest shares ($246,000) and the abandonment of a facility lease ($814,000). These factors were partially offset by higher minority interest expense of $683,000, lower negative loan loss provisions of $96,000, lower noninterest income of $860,000 due primarily to the 1996 gain on sales of assets held for sale, and higher recoveries of interest recoveries on charged-off loans, a lower tax benefit recorded in 1997 ($537,000), and a reduction in the gain on liquidation of WCV, Inc.

Net Interest Income
     The increases in net interest income in 1998 and 1997 resulted primarily from higher volumes of interest earning assets. Average interest earning assets increased $26 million from 1997 to 1998 and increased $14 million from 1996 to 1997.
     In 1998, the net interest margin (yield on earning assets less the rate paid on interest bearing liabilities) and net yield on interest earning assets (net interest income divided by average earning assets) both decreased from the prior year. This occurred due to a decline in the yield earned on interest earning assets.
     The yield on interest earning assets declined due primarily to a 37 basis point drop in the yield on loans. Market rates for loans decreased in 1998 with the "prime rate" decreasing 75 basis points between October and November. Increased competition for loans also resulted in lower yields on loans. A decrease in investment securities and Federal fund yields of 18 basis point contributed to the decline on the interest earning asset yield. Investment securities and Federal fund yields decreased primarily as a result of market interest rate declines.
     The yield on earning assets was also impacted by an increase in investments as a percentage of average earning assets from 11% in 1997 to 15% in 1998.
     In 1997, the net interest margin and the net yield on interest earning assets both increased from the prior year. This occurred due to a decline in the rate paid on interest bearing liabilities that exceeded a decline in the yield earned on interest earning assets.
     The yield on interest earning assets declined due primarily to a 21 basis point drop in the yield on loans. Loan yields declined due to an improvement in credit quality and strong competition in the Company's markets. An increase in investment securities yields of 18 basis points partially offset the decline in loan yields. Investment securities yields increased due to a change in mix of the types of  securities  purchased.  The  ending  investment  portfolio  mix at
December 31, 1997 included $12 million of mortgage-backed securities representing 69% of total investment securities, up from $2.6 million, or 49% of investment securities in 1996.
     The yield on earning assets was also impacted by an increase in investments as a percentage of earning assets from 6% in 1996 to 11% in 1997. Federal funds sold declined from 13% to 10% in 1997.
     Interest expense increased in 1998 and 1997 primarily from changes in interest bearing liability volumes. Average interest bearing liabilities increased by $18 million from 1997 to 1998 and increased by $4 million from 1996 to 1997.
     The rate paid on interest bearing liabilities increased 4 basis points from 1997 to 1998 due to increased use of time deposits, the highest cost deposits. Average time deposits as a percentage of average interest bearing deposits increased from 46% in 1997 to 50% in 1998.
     Interest expense increased in 1997 compared to 1996 primarily from changes in interest bearing liability volumes. Average interest bearing liabilities increased by $4 million from 1996 to 1997.
     The rate paid on interest bearing liabilities declined 13 basis points from 1996 to 1997 due to a decline in notes and debentures payable outstanding. This decline was partially offset by a 22 basis point increase in the rates paid on time deposits. Average time deposits increased from 41% of average interest bearing deposits in 1996 to 46% in 1997. The volume and rate increases in time deposits were due to Management's decision to increase the amount of nationally gathered time deposits from its Money Desk operation. Money Desk deposits bear a higher rate of interest than locally gathered deposits.

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

(dollars in thousands)                 1998                       1997

                            Average           Average  Average           Average
                            Balance  Interest  Rates   Balance  Interest  Rates
----------------------------------------- --------------- ----------- ----------
Assets
Loans,  net  of  unearned  loan  fees
 & discounts (1)           $ 104,045 $ 10,473  10.07% $ 88,889  $ 9,281  10.44%
Investment securities         20,689    1,286   6.22    12,671      803   6.34
Federal funds sold            14,668      797   5.43    11,448      629   5.49
Interest bearing deposits
 with banks                       11        1   9.09       520       26   5.00
--------------------------------------------------------------------------------
Interest earning assets      139,413   12,557   9.01   113,528   10,739   9.46

Allowance for credit losses   (2,424)                   (2,745)
Cash and due from banks        8,603                     6,768
Other assets                   3,664                     4,097
--------------------------------------------------------------------------------
Total assets               $ 149,256                  $121,648
--------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Time deposits              $  43,217 $  2,314   5.35% $ 31,937  $ 1,743   5.46%
Interest bearing demand
 deposits                     38,049      719   1.89    32,173      608   1.89
Savings deposits               5,007       96   1.92     4,748       95   2.00
FHLB borrowings                  121        6   4.96         -        -      -
Other debt (2)                   948      195  20.57       812      180  22.17
--------------------------------------------------------------------------------
Total interest bearing
 liabilities                  87,342    3,330   3.81    69,670    2,626   3.77

Demand deposits               46,079                    38,762
Other liabilities              1,115                     1,308
Minority Interest              6,530                     5,218
Shareholders' equity           8,190                     6,690
--------------------------------------------------------------------------------
Total   liabilities  and
   shareholders' equity    $ 149,256                  $121,648
--------------------------------------------------------------------------------
Net interest income                  $  9,227                   $ 8,113
Net interest margin                             5.20%                     5.69%
Net yield on interest earning assets            6.62                      7.15
--------------------------------------------------------------------------------

 (1) Interest income includes loan fees of $231,000 and $154,000 for the years ended December 31, 1998 and 1997, respectively. Loans, net of unearned loan fees and discounts, includes loans placed on nonaccrual.
 (2)     Other debt includes a capital lease, and notes payable to affiliates.

Rate and Volume Variance Analyses
     The following schedule analyzes the rate and volume changes in net interest income for the years ended December 31. The variances attributable to simultaneous volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.

                                  1998 vs. 1997            1997 vs. 1996
--------------------------------------------------------------------------------
(in thousands)               Volume   Rate    Total   Volume    Rate    Total
--------------------------------------------------------------------------------
Interest Income:
Loans and leases          $ 1,535    $(343)  $ 1,192  $ 1,219  $(164)  $ 1,055
Investment securities         499      (16)      483      425     11       436
Federal funds sold            175       (7)      168      (92)     7       (85)
Interest bearing deposits
 with banks                   (37)      12       (25)    (138)   (23)     (161)
--------------------------------------------------------------------------------
Total                       2,172     (354)    1,818    1,414   (169)    1,245

Interest Expense:
Time deposits                 605      (34)      571      342     59       401
Interest bearing demand
 deposits                     111        -       111       13    (11)        2
Savings deposits                5       (4)        1       (7)     1        (6)
Other debt                      -       21        21     (175)  (171)     (346)
--------------------------------------------------------------------------------
Total                         721      (17)      704      173   (122)       51
--------------------------------------------------------------------------------
Net change in net interest
 income                   $ 1,451    $(337)  $ 1,114  $ 1,241  $ (47)  $ 1,194
--------------------------------------------------------------------------------

Provision for Credit Losses
     For the tables showing the Company's "Allowance for credit losses, net charge-offs and provision for credit losses": See "ITEM 1 - BUSINESS - SELECTED STATISTICAL INFORMATION - Allowance for credit losses."
     The Company had a credit provision for credit losses in 1998 and 1997 due to improvements in the Company's loan portfolio and recoveries of loan losses from prior years.
     Management has maintained the Company's allowance for credit losses as a percentage of loans at a level substantially higher than industry averages, which reflects the result of a comprehensive risk assessment system to identify and quantify risk in the portfolio. Management believes that the allowance for credit losses at December 31, 1998 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 - SELECTED STATISTICAL INFORMATION - Classified loans" for a summary of classified loans.
     The ultimate collectability of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for credit losses and would adversely affect the financial condition and results of operations of the Company. Future reversals of the allowance for credit losses are not anticipated unless recoveries remain at high levels or the underlying conditions of various classified loans improve. The high provisions for credit losses experienced prior to 1996 are not anticipated unless current economic conditions deteriorate.

Charge-offs
     All charge-offs and recoveries were located at Sunwest. The decrease in charge-offs is a result of Management's ongoing efforts to reduce the classified assets in its portfolio. Gross charge-offs of commercial loans at Sunwest represented 35% of charge-offs in 1998 and 63% in 1997. The current low level of charge-offs relates primarily to the economy and real estate values improving in southern California. The Company's net (recoveries) charge-offs as a percentage of average loans were (.27)% in 1998 and (.10)% in 1997.

Nonperforming Assets
     Nonperforming assets include nonperforming loans and real estate owned. Nonperforming loans include loans for which the accrual of interest has been discontinued and loans that are contractually past due 90 days or more with respect to principal and are still accruing interest. Real estate owned consists of real estate collateral for which the Company has legally taken ownership.
     Nonperforming loans totaled $1,361,000 and $31,000 at December 31, 1998 and 1997, respectively. This amounted to 1.24% and .03% of total loans for the same respective periods.
     In 1998, nonperforming loans increased by $1,330,000 primarily due to a $1.2 million loan being placed on nonaccrual. The loan is secured by an office building. The property is in escrow at $1.2 million and Sunwest is following the buyer's SBA loan application with another financial institution. The Bank does not anticipate any principal loss.
     Real estate owned totaled $53,000, $475,000 and $528,000 at December 31, 1998 at West Coast, Sunwest and the Company, respectively. At December 31, 1997, real estate owned totaled $53,000, $1,098,000 and $1,151,000 at West Coast, Sunwest and the Company, respectively. This represented 0.3% and 0.9% of the Company's assets at December 31, 1998, and 1997, respectively.
     Nonperforming assets (nonperforming loans and real estate owned combined) totaled $53,000, $1,836,000 and $1,889,000 at December 31, 1998 at West Coast,
Sunwest and the Company, respectively. At December 31, 1997, nonperforming assets totaled $53,000, $1,129,000 and $1,182,000 at West Coast, Sunwest and the Company, respectively. This represented 1.2% and 1.0% of the Company's assets at December 31, 1998 and 1997, respectively.
     Restructured loans, all of which were performing in compliance with their modified terms, totaled $2,070,000 and $2,104,000 at December 31, 1998 and 1997. No restructured loans were on nonaccrual status at December 31, 1998 and 1997.

Other Operating Income
     A summary of other operating income by category is presented in NOTE 12 of the Notes to the Consolidated Financial Statements. Other operating income increased to $787,000 from $676,000 in 1997. The income was due primarily to increases in depository charges and service charges. The service charge increase included ten months of income from the sale of mutual funds to commercial customers, compared to none in 1997. Mutual funds were a new product offered by the Bank in 1998.

Other Operating Expenses
     Other operating expenses increased from 1997 to 1998. A summary of the operating expenses is presented in NOTE 13 of the Notes to the Consolidated Financial Statements.

     A summary of other operating expenses follows:

(dollars in thousands)                1998         1997
---------------------------------- ------------ ------------
Other operating expenses           $   7,783    $   7,218
Other operating expenses
  /Interest  and other  operating
  income                               58.3%        63.2%
Other operating expenses
  /Average assets                       5.2%         5.9%
---------------------------------- ------------ ------------

     Other operating expenses increased by $565,000 or 8% from 1997 to 1998. The increase is primarily due to increases in salaries and employee benefits and professional services. The number of employees declined from 66 at the end of 1997 to 65 at the end of 1998. Reductions in numbers of employees were offset by increased incentive compensation paid out under Sunwest's performance compensation plan. Employees earned an average of approximately 12% of their salaries under the plan in 1998. Professional services increased primarily due to recruitment fees, marketing fees, and Y2K consulting fees. The net cost of operation of real estate owned declined by $46,000 in 1998 due to lower adjustments of the valuation allowance for real estate owned. Occupancy and depreciation declined in 1998 due primarily to the closure of the Santa Ana facility in April 1997. Increases in data processing, customer service expense and advertising and promotion are the result of the growth in the Company's core business.
     The Company is anticipating higher other operating expenses in 1999 related to continued growth and the development of new products and services. Sunwest has engaged a consultant to assess its operations and to provide recommendations for improving revenues and expense ratios. The Company expects the costs of the engagement will be recovered through earnings enhancements the first year.

Minority Interest Expense
     The Company recorded the minority shareholder's 43.5% interest in Sunwest earnings subsequent to the sale date of September 13, 1996. Minority interest expense will continue to represent approximately 43.5% of Sunwest's earnings based on current ownership of Sunwest.

(Loss) Gain on Liquidation of WCV, Inc.
     WCV. Inc. was substantially liquidated in 1993. Remaining activity consists of the environmental cleanup and disposition of the sole remaining real estate owned property. Future costs of the cleanup are estimated at $90,000 to $180,000 and are expected to be reimbursed by the USTF.

Income Taxes
     A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 9 of the Notes to the Consolidated Financial Statements. A tax benefit was recognized in 1997 because of a recognition of a deferred tax asset by reversing part of the valuation allowance for deferred taxes. The valuation allowance was decreased because it was deemed more likely than not that some of the deferred tax asset will be realized as a benefit.

LIQUIDITY

The Company
     Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on loans, increased deposits and borrowings. The Company had loan commitments of
$24,415,000 and standby and commercial letters of credit totaling $421,000 at December 31, 1998. The majority of outstanding loan commitments are not expected to be drawn upon. All the outstanding loan commitments were at Sunwest.
      Sunwest manages its liquidity as well as interest rate risk through an asset and liability management committee. The asset and liability management committee obtains estimates from the Bank's loan officers of how much of the commitments will ultimately be funded and when. The committee reviews and evaluates these estimates in conjunction with projections of loan and time deposit run-off, other expected deposit fluctuations and investment maturities. The committee uses the projections to assess liquidity and manage asset levels.
     The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 21% at December 31, 1998 and 19% at December 31, 1997. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.
     The Company's cash and cash equivalents increased by $5.3 million during 1998. Cash from operating activities increased cash by $2.6 million primarily from $1.3 million of net income. Investing activities used $17.7 million in cash and cash equivalents which consisted primarily of net loan increases of $6.4 million and net increases in investments of $11.9 million. Net cash of $20.4 million was used in financing activities and consisted of a $18.8 million net increase in deposits and a $2.0 million increase in FHLB borrowings.

The Parent Company
     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.
     During 1998, West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 1999.
    West Coast's primary source of cash in 1999 is expected to be earnings on cash and short term investments. At December 31, 1998, West Coast had cash and short term investments of $357,000.
    West Coast anticipates cash expenditures during 1999 to consist of debt service payments and other operating expenses. In January 1998, West Coast executed a note and security agreement with a company owned by one of its directors, John B. Joseph. The original amount of the note was $514,000 representing unpaid fees for services. The current balance of this note is $414,000 which reflects principal payments totaling $100,000 paid from June through October 1998. The note bears interest at 9%, payable monthly, with principal due January 29, 2001. The note is secured by five shares of Sunwest Bank stock. On June 9, 1998, the Company executed a note in the amount of $450,000 to Eric D. Hovde, Chairman and President of West Coast. The note replaced an existing note, payable to an unrelated third party that was purchased from the third party by Mr. Hovde. The note bears interest at prime plus 2% with principal payments of $12,000 due quarterly and a maturity date of June 30, 1999. At this time management believes that the maturity date will be extended; however, no amendments have yet been made to the note. West Coast's projected debt service in 1999 for all notes payable is expected to total $84,000. Principal and interest outstanding under these notes totaled $839,000 at December 31, 1998. West Coast anticipates that other operating expenses will be approximately $87,000 during 1999. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS
     The Company had a 13.02%, 14.27% and 10.35% Tier 1 risk-based capital, total risk-based capital and leverage ratio at December 31, 1998, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.
     The Company had no material commitments for capital expenditures as of December 31, 1998. The Company has not paid dividends and does not contemplate paying dividends in 1999.

ASSET AND LIABILITY MANAGEMENT
    Management of assets and liabilities in terms of rate, maturity and quality has an important effect on liquidity and net interest margin, and rate sensitivity is of particular importance. Rate sensitivity is determined by calculating the ratio of rate sensitive assets to rate sensitive liabilities. Rate sensitivity ratios that are close to one-to-one tend to stabilize earnings and provide a Company with flexibility in managing liquidity. Rate sensitivity ratios in which rate sensitive assets exceed rate sensitive liabilities tend to produce an expanded net yield on interest earning assets in rising interest rate environments and a reduced net yield on interest earning assets in declining interest rate environments. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the net yield on interest earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the interest sensitivity table set forth below is only a general indicator of interest rate sensitivity.
     The Company had a net asset sensitivity of $53.8 million at December 31, 1998. Market rates of interest did not change significantly during 1997. Rates declined in the last quarter of 1998 with the Fed funds rate decreasing 75 basis points due to actions taken by the Federal Reserve Bank. The Company's net yield on interest earning assets decreased from 7.15% in 1997 to 6.62% in 1998.

The following table sets forth the interest earning assets and interest bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at December 31, 1998:

                                                        Over
                                                         One
                                        91              Year
                          Immediate  Through   181     Through    Over
(dollars in thousands)     Through     180   Through    Five      Five
                          90 Days     Days  365 Days   Years     Years   Total
--------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                     $75,800   $ 9,395  $ 8,821  $11,770  $ 3,761  $109,547
Investments and
 Federal funds              6,506       823    1,312    5,459   19,528    33,628
--------------------------------------------------------------------------------
Total interest
 earning assets           $82,306   $10,218  $10,133  $17,229  $23,289  $143,175
--------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Time  certificates
  of deposit of $100,000
   or more                $ 5,852   $ 8,598  $ 6,014  $   223  $     -  $ 20,687
Time certificates
 of under $100,000          9,160     4,831    5,174    1,123        -    20,288
Other interest
 bearing deposits          45,510         -        -        -        -    45,510

Other interest
 bearing liabilities           30       182    2,037      605        -     2,854

--------------------------------------------------------------------------------
Total interest
 bearing liabilities      $60,552   $13,611  $13,225  $ 1,951  $     -  $ 89,339
--------------------------------------------------------------------------------
Rate sensitive
 gap                      $21,754   $(3,393) $(3,092) $15,278  $23,289  $ 53,836
--------------------------------------------------------------------------------
Cumulative rate
 sensitive gap            $21,754   $18,361  $15,269  $30,547  $53,836  $ 53,836
--------------------------------------------------------------------------------
Cumulative assets
 divided by liabilities    135.93%   124.76%  117.47%  134.19%  160.26%  160.26%
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


                                     PART IV


ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.
         1. Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements at page F-1 for a list of financial statements filed as part of this report.
         2. Financial Statement Schedules. No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements filed herewith.
         3. Exhibits. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report. Executive Compensation Plans and Arrangements. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report.
(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 1998.
(c)       Exhibits required by Item 601 of Regulation S-K. See Item 13(a) 3.
(d)       Additional financial statements.  Inapplicable.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                               WEST COAST BANCORP
                               (Registrant)
                               By

                               /s/ Eric D. Hovde
                               Eric D. Hovde
                               Chairman of the Board, President and
                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Eric D. Hovde              Chairman of the Board,            March 30, 1999
-----------------
Eric D. Hovde                  President and
                               Chief Executive Officer
                               (Principal Executive Officer)



/s/ Frank E. Smith             Chief Financial Officer           March 30, 1999
Frank E. Smith                 (Principal Financial
                               and Accounting Officer)




/s/ Thomas A. Jones            Director                         March  30, 1999
-------------------
Thomas A. Jones


/s/ John B. Joseph             Director                          March 30, 1999
------------------
John B. Joseph


/s/ James G. LeSieur, III      Director                          March 30, 1999
-------------------------
James G. LeSieur, III

ITEMS 7, 13(a)(1) and 13(a)(2)



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
West Coast Bancorp and Subsidiaries:

     Consolidated Balance Sheets -
       December 31, 1998 and 1997.........................................F-2

     Consolidated Statements of Operations for the Years Ended
       December 31, 1998 and 1997.........................................F-3

       Consolidated Statements of Comprehensive Income for the Years
       Ended December 31, 1998 and 1997...................................F-3

     Consolidated Statements of  Shareholders' Equity for the
       Years Ended December 31, 1998 and 1997.............................F-3

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998 and 1997.........................................F-4

     Notes to Consolidated Financial Statements...........................F-5

     Report of Independent Public Accountants.............................F-19

     Responsibility for Financial Reporting...............................F-19




All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS                 West Coast Bancorp and Subsidiaries
(in thousands, except share data)



                                                               At December 31,
Assets                                                       1998          1997
-------------------------------------------------------------------- -----------
Cash and due from banks                                $    9,334    $    7,041
Federal funds sold                                          4,500         1,500
Interest bearing deposits with financial institutions           -            99
Investment securities available-for-sale at fair value     29,128        17,345

Loans                                                     109,547       102,877
Less allowance for credit losses                           (2,444)       (2,364)
-------------------------------------------------------------------- -----------
         Net loans                                        107,103       100,513
-------------------------------------------------------------------- -----------

Real estate owned, net                                        528         1,151
Premises and equipment, net                                   516           711
Deferred taxes                                              1,408         1,153
Other assets                                                1,267         1,108
-------------------------------------------------------------------- -----------
                                                       $  153,784    $  130,621
-------------------------------------------------------------------- -----------


Liabilities
-------------------------------------------------------------------- -----------
Deposits:
Demand, non-interest bearing                           $   47,254    $   42,920
Savings, money market and interest bearing demand          45,510        36,745
Time certificates under $100,000                           20,288        22,169
Time certificates of $100,000 or more                      20,687        13,136
-------------------------------------------------------------------- -----------
         Total deposits                                   133,739       114,970
-------------------------------------------------------------------- -----------
Federal Bank borrowings                                     2,000             -
Note payable affiliates                                       589           452
Capital lease obligation                                      265           327
Other liabilities                                           1,364         1,363
-------------------------------------------------------------------- -----------
         Total liabilities                                137,957       117,112

Commitments and contingencies (Note 17)
Minority interest in subsidiary                             7,094         6,041
-------------------------------------------------------------------- -----------

Shareholders' Equity
-------------------------------------------------------------------- -----------
Common stock, no par value; 30,000,000 shares authorized;
 9,258,942 and 9,168,942 shares issued and outstanding in
 1998 and 1997, respectively                               30,274        30,176
Accumulated other comprehensive income, net of tax            (83)           39
Accumulated deficit                                       (21,458)      (22,747)
-------------------------------------------------------------------- -----------
         Total shareholders' equity                         8,733         7,468
-------------------------------------------------------------------- -----------
                                                       $  153,784    $  130,621
--------------------------------------------------------------------------------






          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF OPERATIONS      West Coast Bancorp and Subsidiaries
(in thousands, except per share data)
                                                        Years ended December 31,
Interest Income                                              1998         1997
---------------------------------------------------------  --------    --------
Loans, including fees                                      $ 10,473    $  9,281
Federal funds sold                                              797         629
Investment securities                                         1,286         803
Interest bearing deposits with banks                              1          26
---------------------------------------------------------  --------    --------
         Total interest income                               12,557      10,739
---------------------------------------------------------  --------    --------

Interest Expense
---------------------------------------------------------  --------    --------
Savings, money market and interest bearing demand deposits      816         703
Time certificate deposits under $100,000                      1,403       1,173
Time certificate deposits of $100,000 or more                   909         570
---------------------------------------------------------  --------    --------
         Total interest on deposits                           3,128       2,446
Other                                                           202         180
---------------------------------------------------------  --------    --------
         Total interest expense                               3,330       2,626
---------------------------------------------------------  --------    --------
         Net interest income                                  9,227       8,113

Provision (benefit) for credit losses                          (205)       (572)
---------------------------------------------------------  --------    --------
         Net interest income after provision (benefit) for
           credit losses                                      9,432       8,685

Other operating income                                          787         676
Other operating expenses                                      7,783       7,218
Minority interest in net income of subsidiary                 1,146       1,193
Gain (loss) on liquidation of WCV, Inc.                           1          (7)
---------------------------------------------------------- --------    --------
Income before income taxes                                    1,291         943
Income tax (benefit) expense                                      2        (326)
---------------------------------------------------------- --------    --------
         Net income                                        $  1,289    $  1,269
---------------------------------------------------------- --------    --------
Basic and diluted earnings per share                       $    .14    $    .14
---------------------------------------------------------- --------    --------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)                                          Years ended December 31,
                                                            1998        1997
-------------------------------------------------------- --------    --------
Net income                                               $  1,289    $  1,269
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
 investments arising during period                          (122)         64
------------------------------------------------------  --------    --------
Other comprehensive income (loss)                           (122)         64
------------------------------------------------------  --------    --------
Comprehensive income                                    $  1,167    $  1,333
------------------------------------------------------  --------    --------

CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
(in thousands)                         Accumulated
                                         Other
                       Common stock    Comprehensive  Accumulated  Shareholders'
                     Shares     Amount    Income        Deficit       Equity
--------------------------------------------------- ----------- ------------ ---
Balance at
 December 31, 1996   9,169   $   30,176   $  (25)   $   (24,016)   $    6,135
Net Income               -            -        -          1,269         1,269
Change in securities
 valuation allowance,
 net of tax              -            -       64              -            64
---------------------------------- ----------- ------------ ----------------- --
Balance at
 December 31, 1997   9,169       30,176       39        (22,747)        7,468
Net income                                                1,289         1,289
Stock options
 exercised              90           98        -              -            98
Change in securities
 valuation allowance,
 net of tax              -            -     (122)             -          (122)
---------------------------------- ----------- ------------ ----------------- --
Balance at
 December 31, 1998   9,259   $   30,274   $  (83)   $   (21,458)   $    8,733
---------------------------------- ----------- ------------ ----------------- --

          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS      West Coast Bancorp and Subsidiaries
(in thousands)

                                                      Years ended December 31,
Cash Flows from Operating Activities                     1998          1997
------------------------------------------------------------------ -------------
Net income                                          $     1,289    $    1,269
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                           325           363
    Provision (benefit) for credit losses                  (205)         (572)
    Minority interest in net income of subsidiary         1,146         1,193
    Write-down of real estate owned                          16            92
    Gain on sales of real estate owned                      (10)            -
    Gain on sale and liquidation of subsidiaries             (1)            7
    Increase in deferred tax asset                         (105)         (283)
    Amortization and accretion from investment
      securities                                           (275)          (60)
    Accrual for lease loss                                  150             -
(Increase) decrease in other assets                        (145)          417
 Increase (decrease) in other liabilities                   365          (186)
------------------------------------------------------------------ -------------
       Net cash provided by operating activities          2,550         2,240
------------------------------------------------------------------ -------------
Cash Flows from Investing Activities
------------------------------------------------------------------ -------------
Proceeds from maturity of interest bearing balances          99         1,982
Purchases of interest bearing deposits with
 financial institutions                                       -           (99)
Proceeds from maturity of investment securities
 available-for-sale                                       3,982         2,152
Purchase of investment securities available-for-sale    (15,855)      (14,150)
Net increase in loans                                    (6,385)      (20,132)
Proceeds from sales of real estate owned                    617             -
Proceeds from sales of premises and equipment                61            11
Purchases of premises and equipment                        (203)         (167)
------------------------------------------------------------------ -------------
       Net cash used in investing activities            (17,684)      (30,403)
------------------------------------------------------------------ -------------
Cash Flows from Financing Activities
------------------------------------------------------------------ -------------
Net increase in deposits                                 18,769        19,413
Cash payments on notes payable                             (377)          (22)
Repayment of other borrowed funds                           (63)          (33)
Borrowed funds from Federal Home Loan Bank                2,000             -
Stock options exercised                                      98             -
------------------------------------------------------------------ -------------
       Net cash provided by financing activities         20,427        19,358
------------------------------------------------------------------ -------------
Increase (decrease) in cash and cash equivalents          5,293        (8,805)
Cash and cash equivalents at beginning of year            8,541        17,346
------------------------------------------------------------------ -------------
Cash and cash equivalents at end of year            $    13,834    $    8,541
------------------------------------------------------------------ -------------

Supplemental Disclosures of Cash Flow Information:
------------------------------------------------------------------ -------------
Cash paid during the period for:
    Interest                                        $     3,327    $    2,572
    Income taxes                                            107             4
Supplemental Schedule of Non-cash Investing
 and Financing Activities:
------------------------------------------------------------------ -------------
Reclassification of securities from
 held-to-maturity to available-for-sale             $         -    $    2,607
Transfer from accrued liabilities to
 note payable to                                            514             -
Loan to facilitate sale of other real estate owned          496             -
------------------------------------------------------------------ -------------




          (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1998 and 1997


NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
     West Coast Bancorp ("West Coast"), through its majority owned subsidiary, Sunwest Bank ("Sunwest"), provides banking services in Orange County, California. West Coast and Sunwest are regulated by certain Federal and State agencies and undergo periodic examinations by those regulatory authorities.

BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of West Coast, a bank holding company, and its subsidiaries (collectively, the "Company"). On September 13, 1996, Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest.
         The only other remaining subsidiary with activity during the periods was WCV, Inc. Its activity was limited to the restoration of one remaining property.
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
All   inter-company   balances  and   transactions   have  been   eliminated  in
consolidation.

INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS
     Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance.

INVESTMENT SECURITIES
     The Company's securities portfolio includes U.S. Treasury, U.S. federal agency, mortgage backed securities, collateralized mortgage obligations and corporate debt securities.
     Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for- sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value with unrealized gains and losses (net of related income taxes) reported as accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.
     The Company has no investments classified as held-to-maturity.

INTEREST RATE SWAPS
     Interest rate swaps are used in the Company's management of interest rate sensitivity. The periodic net settlement for interest rate swaps is recorded as an adjustment to the net interest income or interest expense of the related asset or liability.

INTEREST ON  LOANS
     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due by ninety days or more with respect to principal or interest. The accrual of interest may be continued on a loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable.
     When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Interest on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans only when, in the judgment of Management, the loan is estimated to be fully collectible. Restructured loans are returned to accrual status when the remaining loan balance, net of any charge-offs related to the restructure, is estimated to be fully collectible by Management and performing in accordance with the applicable loan terms.

LOAN ORIGINATION FEES AND COSTS
     Loan origination fees and direct costs associated with lending are netted, deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method. The amortization of deferred fees and costs is discontinued on loans that are placed on nonaccrual. When a loan is paid off, any unamortized net loan origination fees are recognized in interest income.

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

ALLOWANCE FOR CREDIT LOSSES
     Provisions (benefits) for credit losses are charged (credited) to operations based on Management's evaluation of the estimated losses in its loan portfolio. The major factors considered in evaluating losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower's ability to repay the loan and timing of repayments, and the value of any related collateral. Management's estimate of fair value of the collateral considers the current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Company's control. In addition, the regulatory agencies periodically review the allowance for credit losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional provisions for credit losses with respect to its loan portfolio.
     For the Company, loans collectively reviewed for impairment include all single-family loans excluding loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of collateral property. The Company's impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than 90 days delinquent ("other impaired loans") that the Company believes will likely not be collected in accordance with contractual terms of the loans.
     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company continues to accrue interest on restructured loans since full payment of principal and interest is expected and such loans are performing or less than 90 days delinquent and therefore do not meet the criteria for nonaccrual status.
     The Company bases the measurement of loan impairment on the fair value of the loans' collateral properties. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for credit losses.

REAL ESTATE OWNED
     Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold and the terms of the sale.
     Once real estate is acquired and periodically thereafter, Management obtains a valuation and an allowance for estimated losses is provided if the carrying value of real estate exceeds estimated fair value, less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance for real estate owned losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income.

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

INCOME TAXES
     The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided against assets which are not likely to be realized.

CASH AND CASH EQUIVALENTS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with original maturities of less than 90 days and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.
     Non-interest earning cash reserves of $2,092,000 and $1,352,000 were required by Sunwest to satisfy Federal regulatory requirements at December 31, 1998 and 1997, respectively.


EARNINGS PER SHARE

Earnings per share calculations are computed as follows:

                                                    Per-Share
                            Income       Shares      Amount
                          ------------ ------------ ----------
For the year ended 1997:
Net Income                 $1,269,000
Basic earnings per
 share
Income available
to common
shareholders               $1,269,000    9,168,942      $0.14
                                                   ----------
Options issued to
executives
and directors                               15,204
Diluted earnings
per share                  $1,269,000    9,184,146      $0.14
------------------------- ------------ ------------ ----------

For the year ended 1998:
Net Income                 $1,289,000
Basic earnings per
share
Income available
to common
shareholders               $1,289,000    9,221,442      $0.14
                                                    ----------
Options issued to
executives
and directors                               53,832
Diluted earnings
per share                  $1,289,000    9,275,274      $0.14
------------------------- ------------ ------------ ----------

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined on the assumptions that the stock options were exercised in the periods when their exercise prices were less than market price.

RECLASSIFICATIONS
     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The statement did not have a material impact on the Company's results of operations or financial position when adopted.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in both annual financial statements and interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The statement did not have a material impact on the Company's results of operations or financial position.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

NOTE 2
INVESTMENT SECURITIES

     At December 31, 1998 and 1997 all investment securities were classified as available-for-sale. A summary of the Bank's investment portfolio is as follows at December 31, 1998 (in thousands):
                                                   Estimated
                    Amortized   Gross Unrealized      Fair
                                ------------------
                       Cost      Gains    Losses     Value
------------------- ----------- --------- -------- -----------
U.S. Treasury
  and other
  government
  agency
  securities        $     995   $     15  $    -   $  1,010
Collateralized
  mortgage
  obligations          12,493          -    (227)    12,266
Mortgage-
  backed
  securities            5,927        115       -      6,042
Corporate bonds         4,595          -     (62)     4,533
Trust preferred
  securities            4,960          -     (91)     4,869
 Other securities         408          -       -        408
------------------- ----------- --------- -------- -----------
------------------- ----------- --------- -------- -----------
      Total         $  29,378   $    130  $ (380)  $ 29,128
------------------- ----------- --------- -------- -----------

     A summary of available-for-sale investment securities is as follows at December 31, 1997 (in thousands):
                                                   Estimated
                    Amortized   Gross Unrealized      Fair
                                ------------------
                       Cost      Gains    Losses     Value
------------------- ----------- --------- -------- -----------
U.S. Treasury
  and other
  government
  agency
  securities        $   4,974   $     25  $   (6)  $  4,993
Collateralized
  mortgage
  obligations           1,623          -     (36)     1,587
Mortgage-
  backed
  securities           10,295        133       -     10,428
 Other Securities         337          -       -        337
------------------- ----------- --------- -------- -----------
------------------- ----------- --------- -------- -----------
      Total         $  17,229   $    158  $  (42)  $ 17,345
------------------- ----------- --------- -------- -----------

     At December 31, 1998, investment securities available-for-sale with a book value of $10,575,000 were pledged as collateral to secure public funds and for other purposes as required or permitted by law.
     Proceeds from maturities of debt securities during 1998 and 1997 were $3,982,000 and $2,152,000, respectively. Gains and losses on investment securities are determined on the specific identification method and are included in other income.

     The amortized cost and estimated fair value of securities at December 31, 1998, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated lives. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

                                  Amortized    Estimated
(in thousands)                      Cost       Fair Value
-------------------------------- ------------ -------------
Due in one year                  $    3,841   $    3,804
Due after one year through five
   years                             16,783       16,699
Due after five years through ten
  years                               7,764        7,645
Due after ten years                     990          980
-------------------------------- ------------ -------------
                                 $   29,378   $   29,128
-------------------------------- ------------ -------------


NOTE 3
LOANS

     A summary of loans is as follows at December 31:

(in thousands)                        1998         1997
---------------------------------- ------------ ------------
Commercial loans not secured by
   real estate                     $  34,318    $ 29,425
Real estate mortgage loans            71,184      67,970
Real estate construction                 376           -
Personal loans not secured by
   real estate                         3,942       5,755
Unearned income, discounts and
   fees                                 (273)       (273)
---------------------------------- ------------ ------------
                                   $ 109,547    $102,877
---------------------------------- ------------ ------------

     Loans on which the accrual of interest had been discontinued or reduced at December 31, 1998 and 1997 amounted to $1,360,000 and $0, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $112,000 and $0 in 1998 and 1997, respectively.
     The Company serviced loans for others totaling $1,512,000 and $3,390,000 at December 31, 1998 and 1997, respectively. These loans are not included in the accompanying consolidated balance sheets.
     Loans totaling $2,070,000 at December 31, 1998 were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. There were no purchases of Federal funds from the Federal Reserve Bank during 1998 and 1997.



NOTE 4
ALLOWANCE FOR CREDIT LOSSES

     A summary of activity in the allowance for credit losses follows:

(in thousands)                          1998        1997
------------------------------------ ----------- -----------
Balance at beginning of year         $   2,364   $   2,848
Credits charged off                        (37)       (410)
Recoveries on credits previously
   charged off                             322         498
------------------------------------ ----------- -----------
Net recoveries                             285          88
Provision (benefit) for credit
   losses                                 (205)       (572)
------------------------------------ ----------- -----------
Balance at end of year               $   2,444   $   2,364
------------------------------------ ----------- -----------

     A summary of investment in impaired loans by type is as follows at December 31:

(in thousands)                        1998         1997
---------------------------------- ------------ ------------
Nonaccrual loans:
  Nonresidential real estate
     mortgage                      $   1,360    $       -

Restructured loans                     2,070        2,104
---------------------------------- ------------ ------------
                                   $   3,430    $   2,104
---------------------------------- ------------ ------------

     The Company had no "other impaired loans" at December 31, 1998 and 1997. The related impairment valuation allowances were $960,000 and $884,000 at December 31, 1998 and 1997, respectively. These amounts were included as part of the allowance for credit losses in the accompanying consolidated balance sheets. The provision for losses and any related recoveries are recorded as part of the provision for credit losses on loans in the accompanying statements of operations. During the years ended December 31, 1998 and 1997, the Company's average investment in impaired loans were $3,190,000 and $2,807,000, and interest income recorded during this period was $198,000 and $172,000. None of these amounts were recorded using the cash basis method of accounting described above.

NOTE 5
 VALUATION ALLOWANCE FOR REAL ESTATE OWNED

     A summary of activity in the valuation allowance for
real estate owned is as follows:
(in thousands)                         1998        1997
------------------------------------ --------- ------------
Balance at beginning of year         $   540   $     449
Losses charged off                      (237)          -
Provision for estimated losses             -          91
------------------------------------ --------- ------------
Balance at end of year               $   303   $     540
------------------------------------ --------- ------------


NOTE 6
PREMISES AND EQUIPMENT

  A summary of premises and equipment follows:
(in thousands)                          1998      1997
------------------------------------ ----------- --------
Furniture, fixtures and equipment
                                     $  2,803    $ 2,753
Leasehold improvements                  1,564      1,531
Property under capital leases             445        445
Construction in progress                   19         24
------------------------------------ ----------- --------
                                        4,831      4,753
Accumulated depreciation and
   amortization                        (4,315)    (4,042)
------------------------------------ ----------- --------
                                     $    516    $   711
------------------------------------ ----------- --------

NOTE 7
FEDERAL HOME LOAN BANK BORROWINGS

     As of December 31, 1998, the Company had available lines of credit totaling $4,000,000 with the Federal Home Loan Bank (FHLB) secured by FHLB stock and qualifying investment securities. The advances outstanding at December 31, 1998 are as follows:

       Amount            Maturity Date       Interest Rate
--------------------- --------------------- -----------------
     $2,000,000         December 9, 1999         4.91%
--------------------- --------------------- -----------------


NOTE 8
OTHER BORROWED FUNDS

     Other borrowed funds at December 31, 1998 consisted of long-term obligations to affiliated parties of $589,000 and a capital lease obligation of $265,000. A director purchased a note from an unaffiliated party during 1998. The terms of the note remained unchanged with an interest rate of prime plus 2% and a maturity date of June 30, 1999. Prime was 7.75% at December 31, 1998.
     In April 1998, an accrued liability payable to an affiliate of a director was converted to a long-term note. The terms of this note include a fixed interest rate of 9.00% and maturity date of January 29, 2001. This note is secured by five shares of Sunwest common stock.
     The capital lease obligation outstanding at December 31, 1998 has an imputed interest rate of 45% and matures on November 30, 2000. The current liability portion of the amortizing capital lease is $107,000.
     The long-term note obligations outstanding at December 31, 1998 are as follows:

       Amount           Maturity Date      Interest Rates
--------------------- ------------------- -----------------
     $414,000         January 29, 2001         9.00%
      175,000         June 30, 1999            9.75%
--------------------- ------------------- -----------------
     $589,000
--------------------- ------------------- -----------------


NOTE 9
INCOME TAXES

     The Company had a $83,000 and $24,000 Federal and State current income tax expense during 1998. For 1997 the Company had a $15,000 current income tax expense for State and $35,000 for Federal. During 1998 deferred Federal and State tax benefits of $54,000 and $51,000 were recognized, respectively. During 1997 deferred Federal and State tax benefits of $308,000 and $68,000 were recognized, respectively.

     The actual income tax expense (benefit) differed from the expected Federal statutory rate as follows:

(in thousands)                         1998       1997
------------------------------------ --------- ------------
Expected  tax expense at
   34%                               $   439   $     319
Change in the valuation allowance
   for deferred tax assets            (1,029)     (1,286)
Net state franchise tax                  236         216
Minority interest expense in
   Sunwest earnings not deductible       390         405
Other                                    (34)         20
------------------------------------ --------- ------------
                                     $     2   $    (326)
------------------------------------ --------- ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

(in thousands)                           1998       1997
------------------------------------- ---------- -----------
Deferred tax assets:
Net operating loss carryforwards      $   3,671  $    4,389
Net capital loss carryforwards            1,236       1,233
Loans, due to allowance for credit
   losses, deferred loan
   origination fees and costs,
   market value adjustment of loans
   held  for sale and leases                  8         338
Alternative minimum tax credit
   carryforwards                            574         540
Real estate owned                           138         246
Loss and expense accruals and
 other                                      217         194
General business tax credit
   carryforwards                            127         127
Premises and equipment                      149          90
------------------------------------- ---------- -----------
Total gross deferred tax assets           6,120       7,157
Less valuation allowance                 (4,592)     (5,621)
------------------------------------- ---------- -----------
Net deferred tax assets                   1,528       1,536
Deferred tax liabilities:
Deferred State income taxes                 223         336
Unrealized (loss) gain on
   available-for-sale securities           (103)         47
------------------------------------- ---------- -----------
Total gross deferred tax liabilities        120         383
------------------------------------- ---------- -----------
Net deferred tax asset                $   1,408  $    1,153
------------------------------------- ---------- -----------

     In 1999 and 1997 the valuation allowance decreased by $1,025,000 and $1,286,000, respectively. The decreases were due to recognizing that part of the deferred tax asset that is more likely than not to be utilized in the future and due to earnings during the years.
     No current income tax refund receivable or payable existed at December 31, 1998. Current income taxes payable at December 31, 1997 were $35,000 for Federal and $11,000 for State. The Company had net operating loss carryforwards of $10.2 million for Federal income tax purposes at December 31, 1998 which expire from 2005 to 2012 and $1.7 million for State franchise tax purposes which expire from 2008 to 2012. The Company had a net capital loss carryforward of $2.8 million for Federal and State purposes. The Federal capital loss expires in 2000 versus no expiration for the State capital loss. The Company had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1998 which expire from 1999 to 2000. The Company had alternative minimum tax credit carryforwards of $263,000 available for Federal income tax purposes and $310,000 available for State franchise tax purposes at December 31, 1998.
     Due to the sale of Sunwest's minority shares on September 13, 1996, Sunwest is required to file a separate standalone tax return versus previously being consolidated with the Company's return. Since the remaining entities included in the Company's tax return have no significant current operating income, utilization of the Company's deferred tax assets will likely be limited to amounts available for Sunwest on its standalone tax return.
     At December 31, 1998 Sunwest had the following deferred tax items: gross deferred tax assets of $2,774,000; a valuation allowance of $1,320,000; a gross deferred tax liability of $46,000 and a net deferred tax asset of $1,408,000.
     At December 31, 1998 Sunwest had net operating loss carryforwards of $5.3 million for Federal income tax purposes at December 31, 1998 which expire from 2005 to 2011. Sunwest had no net operating loss carryforwards for State franchise tax purposes. Sunwest had no capital loss carryforwards. Sunwest had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1998 which expire from 1999 to 2000. Sunwest had alternative minimum tax credit carryforwards of $160,000 available for Federal income tax purposes and $228,000 available for State franchise tax purposes at December 31, 1998.


NOTE 10
STOCK OPTION PLAN

     During 1988, the Company adopted the West Coast Bancorp 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan provided for the grant of both options that were incentive options, as well as options that do not qualify as incentive options ("non-qualified options"), to purchase 1,250,000 of authorized but unissued shares of the Company's common stock. All employees, employee directors and non-employee directors of the Company were eligible to receive options. Non-employee directors of the Company were only eligible to receive non-qualified options. The 1988 Plan is administered by the Board of Directors or a committee thereof, and such board or committee determined the persons to whom options were granted, the vesting schedule and the purchase price of the common stock subject to each option, provided that such purchase price not be less than 100% of the fair value of the common stock at the time the option was granted. No options may extend more than ten years from the date of grant. Incentive options to persons owning more than 10% of the total combined voting power of all classes of stock of West Coast or its affiliates expire not later than 5 years from the date of grant. The 1988 Plan expired in September 1998.

     A summary of stock option transactions for the 1988 Plan follows:
                                Number of      Price per
                                  Shares         Share
------------------------------ ------------- --------------
Options outstanding at
   December 31, 1996               357,500   $  1.06-2.75
Canceled                                 -              -
Exercised                                -              -
------------------------------ ------------- --------------
Options outstanding at
   December 31, 1997               357,500      1.06-2.75
Canceled                            30,000      2.75
Exercised                           90,000      1.06-1.13
------------------------------ ------------- --------------
Options outstanding at
   December 31, 1998               237,500   $  1.06-2.75
------------------------------ ------------- --------------
Options exercisable at
   December 31, 1998               237,500   $  1.06-2.75
------------------------------ ------------- --------------


NOTE 11
RELATED PARTY TRANSACTIONS

     At December 31, 1998, loans to directors totaled $85,000. During the year ended December 31, 1998, new loans totaling $81,000 were granted to directors and repayments totaled $30,000. At December 31, 1997, loans to directors totaled $34,000. During the year ended December 31, 1997, new loans totaling $36,000 were granted to directors and repayments totaled $2,000.
     These loans were made in the ordinary course of business. The loans were granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions for others.


NOTE 12
OTHER OPERATING INCOME

     A summary of other operating income is as follows:

(in thousands)                             1998     1997
----------------------------------------- -------- --------
Depositor charges                         $   600  $   551
Interest recovered on loans charged
   off in prior years                          43       44
Service charges, commissions & fees           105       53
Other income                                   39       28
----------------------------------------- -------- --------
                                          $   787  $   676
----------------------------------------- -------- --------


NOTE 13
OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:

(in thousands)                             1998     1997
----------------------------------------- -------- --------
Salaries and employee benefits            $ 3,810  $ 3,467
Occupancy                                     871      863
Customer service expense                      543      464
Data processing                               541      481
Professional services                         428      270
Depreciation and amortization                 325      362
Advertising and promotion                     318      260
Stationary and supplies                       109       97
Printing and postage                          106      106
Net cost of operation of real estate
   owned                                       54      100
Miscellaneous                                 678      748
----------------------------------------- -------- --------
                                          $ 7,783  $ 7,218
----------------------------------------- -------- --------


NOTE 14
GAIN (LOSS) ON LIQUIDATION OF WCV, INC.

      During November 1992, the Board of Directors of WCV, Inc., resolved to liquidate WCV, Inc. The liquidation of WCV, Inc. was substantially completed in 1993. Included in other liabilities is the remaining net liability related to WCV, Inc. of $60,000 both at December 31, 1998 and 1997. Beginning in 1996 throughout 1998, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. The company has no expected loss accrual as all projected future costs are anticipated to be reimbursed from the USTF. Future cleanup costs are expected to total between $90,000 to $180,000.

NOTE 15
DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OTHER INTEREST BEARING LIABILITIES
     Other interest bearing liabilities include notes payable to affiliates, other borrowed funds and Federal Home Loan Bank borrowings. The fair value of other interest bearing liabilities is estimated using market rates for instruments with similar characteristics.

INTEREST RATE SWAPS
     The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counter parties.

COMMITMENTS TO EXTEND CREDIT
     The  fair  value  of   commitments  to  extend  credit  cannot  be  readily
determined.

     The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 1998
--------------------------------- -------------------------
                                   Carrying     Estimated
(in thousands)                      Amount      Fair Value
--------------------------------- ----------- -------------
Financial assets:
Cash, interest bearing deposits
   and Federal funds                 $13,834       $13,834
Investment securities                 29,128        29,128
Net loans                            107,103       107,982
Interest rate swaps                        -           (16)

Financial liabilities:
Deposits                             133,739       133,016
Other interest bearing
   liabilities                         2,854         2,854
--------------------------------- ----------- -------------

                                     December 31, 1997
--------------------------------- -------------------------
                                    Carrying     Estimated
(in thousands)                       Amount      Fair Value
--------------------------------- ----------- -------------
Financial assets:
Cash, interest bearing balances
   and Federal funds                  $8,640        $8,640
Investment securities                 17,345        17,345
Net loans                            100,513       100,397
Interest rate swaps                        -           (40)

Financial liabilities:
Deposits                             114,970       114,979
Other interest bearing
   liabilities                           779           779
--------------------------------- ----------- -------------

NOTE 16
401(k) PROFIT SHARING PLAN

  The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed 500 hours of service. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Beginning in 1998 eligible employees have the option on a quarterly basis to change the status of their enrollment and/or the amount of their deferral. Once an employee has completed 1,000 hours of service, the Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation. The Company may also make an additional profit sharing contribution on behalf of the eligible employees. The Company's contributions of approximately $65,000 and $56,000 were included in salaries and employee benefits in 1998 and 1997, respectively.

NOTE 17
COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the years ended December 31, 1998 and 1997 was approximately $615,000 and $653,000, respectively. Rents paid were offset by rental income of $233,000 and 176,000 in 1998 and 1997, respectively.

     Future minimum lease commitments under all non-cancelable leases at December 31, 1998 are as follows:

                                     Capital   Operating
(in thousands)                       Leases      Leases
------------------------------------ -------- -------------
Year ending December 31:
  1999                               $   205    $    552
  2000                                   196         517
  2001                                     -         483
  2002                                     -         508
  2003                                     -         530
Thereafter                                 -           -
------------------------------------ -------- -------------
Total minimum lease payments         $   401    $  2,590
------------------------------------ -------- -------------
Less amounts representing interest
   at approximately 45% and
   executory costs                       136
------------------------------------ -------- -------------
Present value of minimum capital
   lease payments included in
   other liabilities                 $   265
------------------------------------ -------- -------------

     Amortization expense for capital leases is included with depreciation expense. Total minimum sublease rental income to be received in the future under non-cancelable subleases is $326,000.


FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest. These financial instruments include interest rate swaps, various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1998 and 1997, the Company had standby and commercial letters of credit of $421,100 and $70,000 outstanding and commitments to extend credit, totaling $24,415,000 and $19,170,000, respectively.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the counter-party. Collateral held varies but may include deposits, accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.
     Interest rate swap agreements involve the exchange of fixed and floating rate interest payments based on a notional principal amount and maturity date. The Company minimizes credit risk on interest rate swaps by performing credit reviews of the counter party.
     At December 31, 1998 and 1997, the Company had interest rate swaps with outstanding notional amounts of $656,000 and $1,792,000, respectively. The interest rate swaps were acquired in connection with a purchase of loans from another party. The loans pay a fixed rate of interest that is converted to a variable rate of interest through the interest rate swap. As a result of an early payoff on one of the loans, on July 9, 1998, the Company terminated one of the interest rate swaps which had a notional amount of $878,000. The Company received a prepayment penalty of $44,000 on the loan and paid a termination fee of $11,000 on the interest rate swap. The remaining interest rate swap expires in 2000. At December 31, 1998 the interest rate swap had an estimated negative market value of $16,000.

LITIGATION
     The Company is party to various lawsuits which have arisen in the course of business. While it is not possible to predict with certainty the outcome of such litigation, it is the opinion of Management, based in part upon opinions of counsel, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's financial position or results of operations.

NOTE 18
REGULATORY MATTERS

     West Coast and Sunwest are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by the regulators to ensure capital adequacy require the Company and Sunwest to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and Sunwest meet all capital adequacy requirements.
     As of December 31, 1998 and 1997, Sunwest was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Sunwest must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Company's and Sunwest's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest rate risk.

The Company

                                                                   To be Well
                                                               Capitalized Under
                                              For Capital      Prompt Corrective
                                Actual     Adequacy Purposes   Action Provisions
                            ----------------------------------------------------
(dollars in thousands)      Amount  Ratio   Amount    Ratio    Amount     Ratio
------------------------------------------------ ------------ ----------- ------
As of December 31, 1998:
 Total Capital
  (to Risk-Weighted Assets) $17,511  14.3% $=>9,768   =>8.0% $ =>12,210 =>10.0%
 Tier 1 Capital
  (to Risk-Weighted Assets)  15,896  13.0   =>4,884   =>4.0     =>7,326  =>6.0
 Tier 1 Capital
  (to Average Assets)        15,896  10.4   =>6,145   =>4.0     =>7,682  =>5.0

As of December 31, 1997:
 Total Capital
  (to Risk-Weighted Assets) $14,797  13.5% $=>8,778   =>8.0% $ =>10,973 =>10.0%
 Tier 1 Capital
  (to Risk-Weighted Assets)  13,442  12.3   =>4,389   =>4.0     =>6,584  =>6.0
 Tier 1 Capital
  (to Average Assets)        13,442  10.6   =>5,093   =>4.0     =>6,367  =>5.0


Sunwest
                                                                   To be Well
                                                               Capitalized Under
                                              For Capital      Prompt Corrective
                                Actual     Adequacy Purposes   Action Provisions
                            ----------------------------------------------------
(dollars in thousands)      Amount  Ratio   Amount    Ratio    Amount     Ratio
----------------------------------------------- ------------ ----------- -------
As of December 31, 1998:
 Total Capital
  (to Risk-Weighted Assets) $18,079  14.1% $=>10,267  =>8.0% $=>12,833 =>10.0%
 Tier 1 Capital
  (to Risk-Weighted Assets)  16,464  12.8    =>5,133  =>4.0    =>7,700  =>6.0
 Tier 1 Capital
  (to Average Assets)        16,464  10.7    =>6,148  =>4.0    =>7,684  =>5.0

As of December 31, 1997:
 Total Capital
  (to Risk-Weighted Assets) $15,209  13.9% $=>8,775   =>8.0%  =>10,969 =>10.0%
 Tier 1 Capital
  (to Risk-Weighted Assets)  13,826  12.6   =>4,388   =>4.0    =>6,581  =>6.0
 Tier 1 Capital
  (to Average Assets)        13,826  10.6   =>5,240   =>4.0    =>6,550  =>5.0


DIVIDEND AND ADVANCE RESTRICTIONS
     The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. At December 31, 1998 this would allow $0.8 million of advances. Such loans or extensions of credit to West Coast must be secured at the time of transaction by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1998, Sunwest is restricted from paying any cash dividend without prior regulatory approval.

NOTE 19
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

     West Coast Bancorp's condensed balance sheets as of December 31, are as follows:

 (in thousands)                          1998       1997
-------------------------------------- ---------- ---------
Assets
Cash and short-term investments          $    357    $    598
Investment in:
  Sunwest Bank                             16,316      13,895
  WCV, Inc.                                   241         241
Other assets                                   56          67
--------------------------------------   --------    --------
                                         $ 16,970    $ 14,801
--------------------------------------   --------    --------
Liabilities and Shareholders' Equity
Notes payable                            $    589    $    452
Minority interest                           7,094       6,041
Other liabilities                             554         840
--------------------------------------   --------    --------
Total liabilities                           8,237       7,333
--------------------------------------   --------    --------
Shareholders' equity:
  Common stock                             30,274      30,176
  Accumulated deficit                     (21,541)    (22,708)
--------------------------------------   --------    --------
Total shareholders' equity                  8,733       7,468
--------------------------------------   --------    --------
                                         $ 16,970    $ 14,801
--------------------------------------   --------    --------

   West Coast Bancorp's condensed statements of operations for the years ended December 31, are as follows:

(in thousands)                               1998     1997
----------------------------------------   ------   ------
Income
  Interest income from subsidiaries        $   21   $   33
----------------------------------------   ------   ------
                                               21       33
----------------------------------------   ------   ------
Expenses
   Interest expense                            61       27
   Salaries and employee benefits              39      114
   Professional services                       71       85
   Other expenses                              52       76
----------------------------------------   ------   ------
                                              223      302
----------------------------------------   ------   ------
Equity in undistributed net income of
   subsidiaries                             1,491    1,542
----------------------------------------   ------   ------
Income before income taxes                  1,289    1,273
Income taxes                                  -          4
----------------------------------------   ------   ------
Net income                                 $1,289   $1,269
----------------------------------------   ------   ------

   West Coast Bancorp's condensed statements of cash flows for the years ended December 31, are as follows:

(in thousands)                               1998     1997
---------------------------------------- -------- ---------
Cash flows from operating activities:
Net income                                $ 1,289  $ 1,269
Equity in net income of subsidiaries       (1,491)  (1,542)
Depreciation                                   13       13
(Increase) decrease in other assets            (1)     494
Increase (decrease) in other
   liabilities                                 247     (48)
---------------------------------------- -------- ---------
Net cash provided by operating activities      57      186
---------------------------------------- -------- ---------
Cash flows from investing activities:
Increase in advances to subsidiaries          (19)      (9)
---------------------------------------- -------- ---------
Net cash used in
  investing activities                        (19)      (9)
---------------------------------------- -------- ---------
Cash flows from financing activities:
Cash payments on notes payable               (377)     (23)
Stock options exercised                        98        -
---------------------------------------- -------- ---------
Net cash used in
  financing activities                       (279)     (23)
---------------------------------------- -------- ---------
(Decrease) increase in cash                  (241)     154
Cash at beginning of year                     598      444
---------------------------------------- -------- ---------
Cash at end of year                       $   357  $   598
---------------------------------------- -------- ---------

Supplemental schedule of non-cash financing activities
-----------------------------------------------------------
Transfer from accrued liabilities to
  note payable to affiliates              $   514  $     -
Supplemental disclosure of cash flow information
---------------------------------------- -------- ---------
Cash paid during the year for:
  Interest                                $    61  $    27
  Income taxes                                  -        5
---------------------------------------- -------- ---------

     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.
     During 1998, West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 1999. At December 31, 1998, West Coast had cash totaling $357,000.
     West Coast's primary source of cash in 1999 is expected to be sales of assets and earnings on cash and short-term investments. West Coast anticipates other cash expenditures during 1999 to consist of debt service payments on notes payable totaling $84,000 and approximately $87,000 for other operating expenses.

West Coast Bancorp and Subsidiaries
December 31, 1998




NOTE 20
QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows (in thousands, except per share data):

1998                      March 31    June 30  September 30 December 31    Total
-----------------------  ---------   --------  ------------ -----------  -------
Total interest income       $2,986     $3,092     $3,304     $3,175     $12,557
Total interest expense         778        853        896        803       3,330
Net interest income          2,208      2,239      2,408      2,372       9,227
Provision (benefit) for
 credit losses                   -          -          -       (205)       (205)
Net income before
 income taxes                  274        249        401        367       1,291
Net income                     274        249        401        365       1,289
Net income per  common
 share - basic and
 diluted                       .03        .03        .04        .04         .14



1997
Total interest income       $2,425     $2,616     $2,781     $2,917     $10,739
Total interest expense         565        636        685        740       2,626
Net interest income          1,860      1,980      2,096      2,177       8,113
Provision (benefit) for
 credit losses                   -          -       (144)      (428)       (572)
Net income before income taxes  37        110        339        457         943
Net income                      37        411        362        459       1,269
Net income per  common
 share - basic and
 diluted                         -        .04        .04        .05         .14

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
  of West Coast Bancorp:

We have audited the accompanying consolidated balance sheets of West Coast Bancorp (a California corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP

Orange County, California
February 19, 1999

RESPONSIBILITY FOR FINANCIAL REPORTING


     The consolidated financial statements included in this report are the responsibility of Management. These statements have been prepared in conformity with generally accepted accounting principles and include amounts based on our best estimates and judgments. Financial information appearing elsewhere in this report is consistent with that in the consolidated financial statements. To meet Management's responsibility for financial reporting, internal accounting control systems and procedures are designed to provide reasonable assurance at a reasonable cost as to the reliability of financial records. In addition, the Company maintains a program for communicating corporate policy throughout the organization.
     West Coast Bancorp's 1998 consolidated financial statements have been audited by Arthur Andersen LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of Management, both jointly and separately, to discuss financial reporting matters and audit and control functions.




/s/ Eric D. Hovde

Eric D. Hovde
Chairman of the Board and President
February 19, 1999




/s/ Frank E. Smith

Frank E. Smith
Senior Vice President and
Chief Financial Officer
February 19, 1999

                                    EXHIBITS


Number     Description                                                  Page No.
 3.01      Amended Articles of Incorporation of West Coast, filed as
           Exhibit 3.1(c)                                                   *


 3.02      Amended Bylaws of West Coast, filed as Exhibit 3.2(d)            *


 10.01 Form of Indemnification Agreement entered into and between West Coast and its directors and certain of its officers, filed as Exhibit 10.13(a)(1)

 10.02     Form of West Coast 1988 Stock Option Plan, filed as
           Exhibit 10.14(b)(1)                                              *

 10.03 Promissory Note of West Coast dated as of June 30, 1991 and payable to The Centennial Group, Inc. filed as
           Exhibit 10.4(d)                                                  *


 10.04 Promissory Note of West Coast dated as of June 30, 1991 and payable to Centennial Capital, Inc. filed as
           Exhibit 10.5(d)                                                  *


 10.05     West Coast Bancorp 401(k) Profit Sharing Plan  Document,
           Trust and Summary Plan  Description filed as Exhibit 10.06 (e)   *


 10.06     Agreement  between West Coast and B&PB to sell  Sacramento
           First to B&PB dated June 30, 1994(f)                             *


 10.07     Stock Purchase agreement among Western, West Coast and
           Sunwest to purchase Sunwest stoc filed as Exhibit 10.19(g)       *


 10.09     Employment effective September 1, 1996 by and between
           Sunwest and James G. LeSieur (1)                                 *

 10.10     Employment effective September 1, 1996 by and between
           Sunwest and Frank E. Smith (1)                                   *

 10.11     Promissory note modification agreement made as of
           July 3, 1996, by Robert McKernan and West Coast                  *


  21       Subsidiaries of West Coast                                      F-22

  23       Consent of Independent Public Accountants, Arthur Andersen LLP  F-23

  27       Financial Data Schedule


 (1) These are executive compensation plans or arrangements as reported under ITEM 13 part (a) 3 of this Form 10-KSB

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

West Coast Reality Finance*

*All subsidiaries are California corporations

EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS






As independent public accountants, we hereby consent to the incorporation of our report dated February 19, 1999 included in this Form 10-KSB into the Company's previously filed Registration Statement File No. 33-25859 on Form S-8.







                                /s/ Arthur Andersen LLP


Orange County, California
February 19, 1999