Form 10KSB/A
period 1998-12-31
WEST COAST BANCORP /CA/
filed 1999-04-30
CIK 352187

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

                                    9,258,942

Transitional Small Business Disclosure Format: YES            NO     X

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors

         The following table sets forth certain information, as of March 31, 1999, with respect to those individuals who are members of the Board of Directors. Such persons were elected at the 1998 Annual Shareholder Meeting.

                                         Year First
                                         Elected or
                                        Appointed as
   Name of Director              Age      Director     Position with the Company
   ----------------              ---    ------------   -------------------------
   Eric D. Hovde                 35          1997        Chairman of the Board,
                                                            President and CEO

   Thomas A. Jones, C.P.A.       60          1990               Director

   John B. Joseph                60          1981               Director

   James G. LeSieur, III         57          1998               Director

     Eric D. Hovde is currently the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hovde also is a director of Sunwest Bank. Mr. Hovde has served as President of Hovde Financial, Inc. since 1987. Mr. Hovde also serves as President of Hovde Capital, Inc., Hovde Securities, Inc. and Hancock Park Acquisitions, L.L.C., and is Managing Member of Hovde Capital, L.L.C., Hovde Acquisition, L.L.C., Financial Institution Partners, Ltd., 1824-1826 Jefferson Place, L.L.P., Colonial Jefferson, L.L.C., and Western Acquisitions, L.L.C.
     Thomas A. Jones, C.P.A., is a professor of accounting and business at DeVry Institute of Technology. Mr. Jones was the President of R&G Sloane, a manufacturer of plastic piping products, from 1988 to 1990 when R&G Sloane was acquired. Mr. Jones also serves as a director of Sunwest Bank.
     John B. Joseph was the Chairman of the Board, President and Chief Executive Officer of the Company until June 1998. He had served as Chairman of the Board of Directors of the Company from its inception in 1981 and Chief Executive Officer since April 1991. Mr. Joseph also serves, or has served, in the following capacities during the past five years: President of the Company from 1993 to June 1998; Vice President and a director of Centennial Corporation since 1983; President of Pacific Western Aggregate Corporation since 1997; President of Pacific Western Equipment L.L.C. since 1997; Vice Chairman of the Board of Directors of CGI from 1987 to December 1995; general partner of various limited partnerships engaged in real estate development and lending activities. Until July 1993, Mr. Joseph held various positions in CGI and its subsidiaries. Mr. Joseph presently holds and has held, over the past five years, various positions in the subsidiaries of the Company. Mr. Joseph is a director of the Company's subsidiaries, Sunwest Bank and WCV, Inc. Mr. Joseph resigned all of his positions with the Company and its subsidiaries in April 1999.
     James G. LeSieur, III serves as President and Chief Executive Officer of Sunwest Bank. Mr. LeSieur joined Sunwest Bank in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer. In 1991 Mr. LeSieur assumed the position of President. Mr. LeSieur is a director of Sunwest Bank.

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

         Based solely on the review of the copies of such forms furnished to the Company, or a written representation that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with, except for Mr. Hovde who filed one late Form 4.




ITEM 10.          EXECUTIVE COMPENSATION


         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1998, 1997 and 1996:

     SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                               -------------------------------------------------
Name and                                                               All Other
Principal Position                 Year  Salary($)  Bonus($)  Other($)   ($)(a)
--------------------------------------------------------------------------------

ERIC D. HOVDE (b)                  1998      --        --       9,000      --
President and CEO,  Company        1997      --        --       5,000      --
                                   1996      --        --       2,000      --

JOHN B. JOSEPH (c)                 1998    25,000      --       8,000      --
                                   1997    93,000      --       9,000     1,000
                                   1996   158,000      --      15,000      --

JAMES G. LeSIEUR, III (d)          1998   170,000    35,000    10,000     5,000
President and CEO, Sunwest Bank    1997   140,000    48,000    31,000     5,000
                                   1996   140,000    15,000    29,000     5,000

FRANK E. SMITH                     1998   125,000    26,000      --       5,000
Senior Vice President, CFO and     1997   125,000    22,000      --       4,000
Secretary, Company and             1996   125,000    14,000      --       4,000
Sunwest Bank

     (a) Includes amounts contributed by the Company and its subsidiaries to the West Coast Bancorp 401(k) Profit Sharing Plan and allocated to the Named Executive's vested or unvested account under such plan.
     (b) Mr. Hovde receives no salary for his services as President and CEO of the Company. Mr. Hovde's other annual compensation includes director's fees of $2,000 paid by the Company in 1998, and director's fees of $7,000, $5,000 and $2,000 paid by Sunwest Bank in 1998, 1997 and 1996, respectively.
     (c)      Mr.  Joseph  served as President  and CEO of the Company until May
              31, 1998. Mr. Joseph's other annual compensation includes director's fees of $2,000, $3,000 and $9,000 paid by the Company and director's fees of $6,000, $6,000, and $6,000 paid by Sunwest Bank in 1998, 1997 and 1996, respectively.
     (d) Mr. LeSieur's other annual compensation represents director's fees of $2,000, $6,000 and $6,000 paid by Sunwest Bank in 1998, 1997 and 1996, respectively; reimbursement of the employee portion of FICA of $7,000 in 1997 and $6,000 in 1996; and an auto allowance of $8,000 in 1998, $18,000 in 1997 and $17,000 in 1996.

         STOCK OPTION GRANTS

No stock options were granted to the Named Executives during 1998.



         AGGREGATED OPTION EXERCISES AND HOLDINGS

         The following table provides information with respect to the Named Executives concerning the exercise of options during the fiscal year ended December 31, 1998 and unexercised options held by the Named Executives as of December 31, 1998:

               AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                        AND FY-END OPTION VALUES (a)

         Shares Acquired        Number of Unexercised     Value of Unexercised
                on      Value        Options at           In-the-Money Options
             Exercise Realized      12/31/98 (#)           at 12/31/98 ($)(b)
Name            (#)     ($)  Exercisable Unexercisable Exercisable Unexercisable
--------------------------------------------------------------------------------
Eric D. Hovde     -      -       -             -           -             N/A
John B. Joseph    -      -     65,000          -         5,900           N/A
James G. LeSieur  -      -     25,000          -         1,900           N/A
Frank E. Smith    -      -     45,000          -         4,700           N/A


   (a) The Company has no plans pursuant to which stock appreciation rights may be granted. The current plan expired in September 1998.

   (b) Value of unexercised "in-the-money" options is the difference between the ending reported sales price of the common stock on December 31, 1998 of $1.25 per share and the exercise price of the option, multiplied by the number of shares subject to the option.



         COMPENSATION OF DIRECTORS

         From January 1, 1998 through May 1998, directors were paid a retainer of $6,000 per year. The retainer was paid monthly on a pro rata basis. The payment was reduced by $250 for each scheduled meeting not attended. Effective May 1998, directors receive no retainer and receive a fee of $50 for each meeting attended. Employee and non-employee directors were eligible to participate in the Company's 1988 Stock Option Plan subject to certain specific limitations. No stock options were granted in 1998.

         EMPLOYMENT CONTRACTS

         Mr. LeSieur entered into a one year employment agreement in effect until February 1, 2000 with Sunwest Bank. The agreement may be renewed annually each year for a one year term. Compensation under the agreement includes: a base salary of $170,000, participation in the Sunwest Bank employee incentive program and a special bonus. The special bonus is contingent on a Sunwest Bank merger, or 80% or more of its shares being sold, or substantially all of its assets being sold or transferred. The special bonus is based on a percentage payout of the difference between the purchase price and $9.5 million plus any additional capital contributions into Sunwest Bank. The percentage payout ranges from 2% to 5% and increases as the purchase price increases. The maximum special bonus payable is $300,000. The agreement provides for a severance payment of twelve months salary in the event that Mr. LeSieur is terminated without cause.
         Mr. Smith entered into a one year employment agreement in effect until February 1, 2000 with Sunwest Bank. His agreement is similar to that of Mr. LeSieur's except the base salary is $125,000, the special bonus percentage payout ranges from 1% to 2.5% and the maximum special bonus payable is $150,000.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following sets forth, as of March 31, 1999, the common stock ownership of each director and executive officer of the Company individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock.
                                            Shares That     Total
                                               May Be     Beneficial  Percent of
Name of  Beneficial Owner       Address      Acquired(a)  Ownership(b)  Class(c)
DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

Eric D. Hovde          1826 Jefferson Place, NW       -     796,000(d)      8.6%
                         Washington, DC 20036

Thomas A. Jones          535 East First Street   30,000       44,300         *
                            Tustin, CA 92780

John B. Joseph               Same as above       65,000      958,690       10.3%

James G. LeSieur, III        Same as above       25,000       82,000         *

Frank E. Smith               Same as above       45,000       89,000         *

All Directors and Executive Officers
 (5 individuals)                                165,000    1,969,990       20.9%

OTHER GREATER THAN 5% SHAREHOLDERS
--------------------------------
Gerauld L. Hopkins     6900 Main Street, Suite 153    -      575,000        6.2%
                        Downers Grove, IL 60516

Western Acquisition        1110 Lake Cook Road        -      735,500        7.9%
Partners, L.P.                  Suite 165
                         Buffalo Grove, IL 60089

Western Acquisitions,        Same as above            -      735,500(e)     7.9%
L.L.C.


* Less than 1%
    (a) Shares that may be acquired within 60 days of March 31, 1999 pursuant to the exercise of stock options.
    (b) Except as otherwise noted below, each person has sole voting and investment power with respect to the shares listed.
    (c) The percentage ownership interest of each individual or group is based upon the total number of shares of the Company's common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 31, 1999 through the exercise of stock options.
    (d) Includes 735,500 shares owned by Western Acquisition Partners, L.P. for which Mr. Hovde disclaims beneficial ownership. See "Potential Changes in Control" below for other shares that may be acquired.
    (e) Includes 735,500 shares owned by Western Acquisition Partners, L.P. Western Acquisitions L.L.C. serves as the general partner of Western Acquisition Partners, L.P.

Potential Changes in Control
         Pursuant to a commitment letter entered into as of July 30, 1997, by and between John B. Joseph, in his individual capacity and on behalf of certain entities under his control (the "Sellers"), and Eric D. Hovde, as amended, Eric
D. Hovde has agreed to purchase 893,090 shares of the Company's common stock beneficially owned by the Sellers as well as any after-acquired shares. Subject to the provisions of the commitment letter, which provisions include the receipt of any required regulatory approvals, the purchase was to occur on a business day not later than December 31, 1998. Mr. Hovde has loaned approximately $678,000 to the Sellers. The loans are secured by 893,090 shares of the Company's common stock beneficially owned by the Sellers. The loans became due on December 31, 1998. The sale has not yet occurred due to a pending approval from the Federal Reserve Bank of San Francisco. Mr. Hovde is the beneficial owner of 60,500 shares of the Company's common stock; an affiliate of Mr. Hovde, Western Acquisition Partners, L.P. ("Western"), is the beneficial owner of 735,500 shares of the Company's common stock as to which Mr. Hovde disclaims beneficial ownership. Mr. Hovde and Western beneficially own 0.6% and 7.9%, respectively, or 8.6% in the aggregate.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Some of the directors and officers of the Company and its subsidiaries and the entities with which they are associated are customers of, and have had banking transactions with, the Company's banking subsidiary Sunwest Bank, in the ordinary course of Sunwest Bank's business during 1998 and may have banking transactions with such persons in the future. All fees incurred and banking transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, as those prevailing for comparable transactions with other persons and, in the opinion of the Boards of Directors of the Company and Sunwest Bank, did not present any other unfavorable features.
         At December 31, 1998, loans to directors totaled $85,000. During the year ended December 31, 1998, new loans totaling $81,000 were granted to directors and repayments totaled $30,000. These loans were made in the ordinary course of business. The loans were granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions for others.
         In January 1998, the Company executed a note and security agreement with a corporation owned by its former President and Chairman, John B. Joseph. The note was in the amount of $514,000 representing unpaid fees for services. The note bears interest at 9%, payable monthly, with principal due January 29, 2001. Principal payments of $100,000 were made during 1998 and currently the note has a balance of $414,000. The note is secured by five shares of Sunwest Bank stock. The note was acquired by an unrelated third party in April 1999.
         In 1998 Eric D. Hovde acquired a note payable by the Company to a nonaffiliated party. The terms of the note remained unchanged with an interest rate of prime plus 2% and a maturity date of June 30, 1999.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 day of April, 1999.


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


/s/ Eric D. Hovde              Chairman of the Board,           April 29, 1999
-----------------              President and
Eric D. Hovde                  Chief Executive Officer
                               (Principal Executive Officer)


/s/ Frank E. Smith             Chief Financial Officer          April 29, 1999
-----------------              (Principal Financial
Frank E. Smith                 and Accounting Officer)


/s/ Thomas A. Jones                   Director                  April 29, 1999
-------------------
Thomas A. Jones


/s/ James G. LeSieur, III             Director                  April 29, 1999
-------------------------
James G. LeSieur, III