Form 10QSB
period 1999-03-31
WEST COAST BANCORP /CA/
filed 1999-05-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

              Number of shares outstanding of each of the issuer's
                 classes of common equity as of April 30, 1999:

                                    9,258,942


             Transitional Small Business Disclosure Format Yes No X


                   This document contains a total of 22 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
(in thousands, except share data)                          1999         1998
                                                       (Unaudited)   (Audited)
                                                     ---------------------------

ASSETS
Cash and due from banks                                $   9,479      $   9,334
Federal funds sold                                         2,800          4,500
Investment securities available-for-sale
     at fair value                                        27,543         29,128

Loans                                                    113,031        109,547
Less allowance for loan losses                            (2,375)        (2,444)
                                                     ---------------------------
     Net loans                                           110,656        107,103
                                                     ---------------------------
Real estate owned, net                                       522            528
Premises and equipment, net                                  571            516
Deferred taxes                                             1,422          1,408
Other assets                                               1,230          1,267
                                                     ---------------------------
                                                       $ 154,223      $ 153,784
                                                     ===========================

LIABILITIES
Deposits:
Demand, non interest-bearing                           $   49,235     $  47,254
Savings, money market & interest-bearing demand            43,855        45,510
Time certificates under $100,000                           23,040        20,288
Time certificates of $100,000 or more                      17,533        20,687
                                                     ---------------------------
     Total deposits                                       133,663       133,739

Federal Home Loan Bank borrowings                           2,000         2,000
Note payable affiliates                                       577           589
Capital lease obligation                                      243           265
Other liabilities                                           1,317         1,364
                                                     ---------------------------
     Total liabilities                                    137,800       137,957

Commitments and contingencies
Minority interest in subsidiary                             7,364         7,094
                                                     ---------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
  shares authorized, 9,258,942 shares
  issued and outstanding in 1999 and 1998                  30,274        30,274
Accumulated deficit                                       (21,120)      (21,458)
Accumulated other comprehensive income -
  net of tax                                                  (95)          (83)
                                                     ---------------------------
     Total shareholders' equity                             9,059         8,733
                                                     ---------------------------
                                                       $  154,223     $ 153,784
                                                     ===========================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                          Three Months Ended
(in thousands,                                                  March 31,
 except share data)                                        1999          1998
                                                     ---------------------------
INTEREST INCOME:
Loans, including fees                                  $   2,607      $   2,573
Federal funds sold                                            37            169
Investment securities                                        506            242
Interest bearing deposits with banks                          --              2
                                                     ---------------------------
     Total interest income                                 3,150          2,986

INTEREST EXPENSE:
Interest on deposits                                         694            729
Other                                                         66             49
                                                     ---------------------------
     Total interest expense                                  760            778
                                                     ---------------------------
     Net interest income                                   2,390          2,208

Provision for loan losses                                     --             --
                                                     ---------------------------
     Net interest income after
     provision for loan losses                             2,390          2,208

Other operating income                                       257            181
Other operating expenses                                   1,970          1,860
Minority interest in net income of subsidiary                279            257
Gain on liquidation of WCV, Inc.                              --              2
                                                     ---------------------------
     Income before income taxes                              398            274

Income tax expense                                            60             --
                                                     ---------------------------
     Net income                                        $     338      $     274
                                                     ===========================

Basic and diluted earnings per share                   $    . 04      $    . 03
                                                     ===========================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                     For the Three Months Ended
                                                                March 31,
(in thousands)                                            1999           1998
                                                     ---------------------------

Net income                                             $     338      $     274

Other comprehensive income, net of tax:
         Unrealized loss on
         available-for-sale investments
         arising during period                               (12)            (6)
                                                     ---------------------------

Other comprehensive loss                                     (12)            (6)
                                                     ---------------------------

Comprehensive income                                   $     326      $     268
                                                     ===========================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Accumulated
                                 Common Stock      Other                Share-
                                ------------- Comprehensive Accumulated holders'
(in thousands)                  Shares  Amount    Income     Deficit    Equity
                                ------------------------------------------------

Balance at December 31, 1998    9,259  $30,274   $ (83)  $ (21,458)   $   8,733
Net income                         --       --      --         338          338
Change in net unrealized
  loss on available-for-sale
  investments                      --       --     (12)         --          (12)
                                ------------------------------------------------
Balance at March 31, 1999       9,259  $30,274   $ (95)  $ (21,120)   $   9,059
                                ================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                                March 31,
(in thousands)                                              1999         1998
                                                       -------------------------
Cash flows from operating activities:
 Net income                                               $    338    $    274
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                 71          85
  Minority interest in net income of subsidiary                279         257
  Write-down of real estate owned                                6          25
  Gain on sale and liquidation of subsidiaries                  --          (2)
  Amortization and accretion from investment securities         64          11
 Decrease (increase) in other assets                            33         (22)
 Decrease in other liabilities                                 (46)       (713)
                                                       -------------------------
Net cash provided by (used in) operating activities            745         (85)


                                                                     (Continued)


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
(in thousands)                                              1999         1998
                                                       -------------------------

Cash flows from investing activities:
 Proceeds from maturity of interest bearing balances      $     --    $     99
 Proceeds from maturities and paydowns of investment
   securities available-for-sale                             1,487       2,599
 Purchase of investment securities available-for-sale           --      (1,586)
 Net (increase) decrease in loans                           (3,553)      5,326
 Purchase of premises and equipment                           (124)        (83)
                                                       -------------------------
 Net cash (used in) provided by investing activities        (2,190)      6,355

Cash flows from financing activities:
 Net (decrease) increase in deposits                           (76)     13,585
 Cash payments on notes payable                                (12)        (12)
 Repayment of other borrowed funds                             (22)        (12)
 Transfer from accrued liabilities
   to note payable affiliates                                   --         514
                                                       -------------------------
 Net cash (used in) provided by financing activities          (110)     14,075
                                                       -------------------------
(Decrease) increase in cash and cash equivalents            (1,555)     20,345

Cash and cash equivalents at beginning of year              13,834       8,541
                                                       -------------------------
Cash and cash equivalents at end of year                  $ 12,279    $ 28,886
                                                       =========================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                             $    755    $    737
     Income taxes                                               10          70

Supplemental schedule of non-cash investing and financing activities:
     Transfer of note payable from accrued liabilities
       to note payable to affiliate                              -         514


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

(1)      BASIS OF PRESENTATION


         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the periods ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 1999 and 1998.

                                              Three months ended March 31, 1999:

         (dollars and shares in thousands)           Net               Per Share
                                                     Income   Shares     Amount
                                                   -----------------------------
         Basic EPS:
         Income available to common shareholders     $ 338    9,259    $ 0.04
         Effect of Dilutive Securities:
         Stock options                                   -        4         -
                                                   -----------------------------
         Diluted EPS:
         Income available to common shareholders
          plus assumed conversions                   $ 338    9,263    $ 0.04
                                                   =============================

                                              Three months ended March 31, 1998:

                                                     Net               Per Share
                                                     Income   Shares     Amount
                                                   -----------------------------
         Basic EPS:
         Income available to common shareholders     $  274   9,169    $ 0.03
         Effect of Dilutive Securities:
         Stock options                                    -      86         -
                                                   -----------------------------
         Diluted EPS:
         Income available to common shareholders
          plus assumed conversions                   $  274   9,255    $  0.03
                                                   =============================


 (4)     LOANS

         A summary of loans follows:
                                                         March 31,  December 31,
         (in thousands)                                    1999         1998
                                                       -------------------------
         Commercial loans not secured by real estate    $  35,155    $  34,318
         Real estate mortgage loans                        73,240       71,184
         Real estate construction                             880          376
         Personal loans not secured by real estate          4,031        3,942
         Unearned income, discounts and fees                 (275)        (273)
                                                       -------------------------
                                                        $ 113,031    $ 109,547
                                                       =========================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:
                                                           Three Months Ended
                                                                 March 31,
         (in thousands)                                      1999         1998
                                                       -------------------------
         Depositor charges                              $     165    $     139
         Service charges, commissions & fees                   43           12
         Other income                                          49           30
                                                       -------------------------
                                                        $     257    $     181
                                                       =========================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                                             Three Months Ended
                                                                  March 31,
         (in thousands)                                      1999         1998
                                                       -------------------------
         Salaries and employee benefits                 $     982    $     972
         Professional services                                204           66
         Occupancy                                            166          173
         Customer service                                     158          103
         Data processing                                      139          129
         Depreciation and amortization                         71           85
         Advertising and promotion                             69           66
         Stationary and supplies                               28           20
         Printing & postage                                    26           23
         Telephone and telefax                                 24           19
         Director fees                                         13           50
         Regulatory fees and assessments                        8            8
         Net cost of operation of real estate owned             5           29
         Miscellaneous                                         77          117
                                                       -------------------------
                                                        $   1,970    $   1,860
                                                       =========================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                  (Unaudited)

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month periods ended March 31, 1999 and 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality, year 2000 issues and government regulation. For additional information concerning these factors, see "Item 1. Business Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

GENERAL

The Company recorded net income of $338,000, or $.04 per share, during the three months ended March 31, 1999, as compared with income of $274,000, or $.03 per share, during the same period in 1998. The 1999 figures include the effects of recording a tax provision of $60,000 compared to none in 1998. The higher pretax income in 1999 versus 1998 occurred primarily because Sunwest had higher earnings in 1999. Sunwest's higher earnings were primarily due to increased growth in net interest income and fees from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:


                    March 31,      December 31,      March 31,      December 31,
                      1999            1998             1998             1997
(in thousands)     -------------------------------------------------------------
Total assets       $ 154,223       $ 153,784        $ 144,505        $ 130,621
Loans                113,031         109,547           97,554          102,877
Deposits             133,663         133,739          128,555          114,970


The $10 million increase in total assets from March 31, 1998 to March 31, 1999, occurred primarily due to a $15 million increase in loans at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California. The increase in assets was funded by an increase in deposits of $5 million, an increase in borrowings and other liabilities of $3 million and earnings of over $1 million.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)


RESULTS OF OPERATIONS

NET INTEREST INCOME
The increase in net interest income in 1999 resulted primarily from higher volumes of interest earning assets offset by lower yields on loans. The improved mix of interest earning assets and deposits favorably impacted net interest income. Average interest earning assets increased $18 million, or 14% in 1999.

The net interest margin (yield on interest earning assets less the rate paid on interest bearing liabilities) and the net yield on interest earning assets (net interest income divided by average earning assets) both declined in 1999. This was a result of a decline in the general level of interest rates during the past year. Loan yields were significantly impacted by a decline in the "prime rate" of 75 basis points from the prior year.

The yield on interest earning assets declined primarily due to a 96 basis point drop in loan yields. This was caused by the drop in the prime rate noted above along with competitive pressures on loan yields in the Company's markets. This impact was offset to some extent by a reduction of investments in Federal funds with a corresponding increased investment in higher yielding investment securities. The yield on investment securities has increased as a result of investing in corporate bonds and extending maturities.

Interest expense declined in 1999 as a result of a decline in rates offset by increased volumes. Average interest bearing liabilities increased by $9 million from 1998.

The rates paid on interest bearing liabilities declined 45 basis points from year ago levels. This was due to reductions in overall interest rate levels and a reduction in time deposits as a percentage of interest bearing deposits from 50% in 1998 to 46% in 1999. The Company's deposits are concentrated in low and noninterest bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are. Future asset growth will rely to a greater extent on increases in time deposits and borrowed funds, potentially increasing the rate paid on interest bearing liabilities.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)


The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 1999 and 1998 (dollars in millions):



                                           1999                   1998
                                    Average    Yields/     Average    Yields/
                                    Balance     Rates      Balance     Rates
                                  ----------------------------------------------
ASSETS

Loans, net of unearned income,
     discounts and fees             $ 111.8      9.33%     $ 100.0     10.29%
Investment securities                  32.3      6.47         16.5      5.85
Federal funds sold                      3.1      4.81         12.6      5.36
Interest bearing deposits
     with financial institutions          -      4.74           .1     14.29
                                  ----------------------------------------------
Total interest earning assets         147.2      8.56        129.2      9.24

Allowance for loan losses              (2.4)                  (2.3)
Cash and due from banks                10.3                    7.8
Other assets                            4.5                    3.7
                                  ----------------------------------------------
                                    $ 159.6                $ 138.4
                                  ==============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                       $  41.1      4.81%     $  40.1      5.44%
Interest-bearing demand deposits       40.9      1.76         34.8      1.84
Savings deposits                        5.0      1.53          4.9      1.94
FHLB borrowings                         2.0      5.00            -         -
Other debt                               .8     20.02          1.2     15.22
                                  ----------------------------------------------
Total interest bearing liabilities     89.8      3.38         81.0      3.83

Demand deposits                        51.3                   42.6
Other liabilities                       1.3                    1.0
Minority interest                       7.2                    6.1
Shareholders' equity                   10.0                    7.7
                                  ----------------------------------------------
                                    $ 159.6                $ 138.4
                                  ==============================================
Net interest margin                              5.18%                  5.41%
Net yield on interest earning assets             6.50                   6.83

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1999 versus 1998 periods are summarized as follows (in thousands):

                                              Three Months Ended March 31,
                                         ---------------------------------------
                                           Asset/        Interest
                                           Liability     Rate
                                           Changes       Changes       Total
                                         ---------------------------------------
Changes in:
     Interest income                      $   407      $   (243)     $   164
     Interest expense                          27           (70)         (43)
                                        ---------------------------------------
Net interest income                       $   380      $   (173)     $   207
                                        ========================================

Loans on which the accrual of interest had been discontinued at March 31, 1999 and 1998 amounted to $1,238,000 and $0, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $41,000 and $0 in the first quarters of 1999 and 1998, respectively. This would have raised the net yield on interest earning assets and the net interest margin by approximately 11 and 0 basis points during the first quarters of 1999 and 1998, respectively.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                    Three Months Ended
                                                          March 31,
                                                    1999            1998
                                               ---------------------------------
Allowance for loan losses
     balance at beginning of period             $   2,444       $   2,364

Charge-offs                                           (93)            (14)
Recoveries                                             24              17
                                               ---------------------------------
Net (charge-offs) recoveries                          (69)              3

Provision for loan losses                               -               -
                                               ---------------------------------
Allowance for loan losses
     balance at end of period                   $   2,375       $   2,367
                                               =================================

All the above charge-offs and recoveries were at Sunwest. The net charge-offs during the first quarter 1999 are primarily the result of a single charge-off.

Management believes that the allowance for loan losses at March 31, 1999 of $2,375,000 or 2.10% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for possible loan losses and would adversely affect the financial condition and results of operations of the Company.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)

A summary of nonperforming assets follows (dollars in thousands):

                             March 31,   December 31,   March 31,   December 31,
                               1999          1998         1998           1997
                            ----------------------------------------------------
Nonaccrual loans            $ 1,238       $ 1,360       $     -       $     -
Loans 90 days past due
     and still accruing           -             1            31            31
                            ----------------------------------------------------
Nonperforming loans           1,238         1,361            31            31
Real estate owned               522           528         1,127         1,151
                            ----------------------------------------------------
Nonperforming assets        $ 1,760       $ 1,889       $ 1,158       $ 1,182
                            ====================================================
Nonperforming loans/
    Total loans                1.10%         1.24%          .03%          .03%
Nonperforming assets/
    Total assets               1.14%         1.23%          .80%          .90%
                            ====================================================


Nonperforming assets have increased approximately $578,000 from December 31, 1997. The increase is due primarily to one loan placed on nonaccrual in the second quarter of 1998. The Bank does not anticipate any principal loss on this loan.

Impaired loans have not changed significantly from the amounts reported at December 31, 1998.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.1 million at March 31, 1999. No restructured loans were on nonaccrual status at March 31, 1999.

OTHER OPERATING INCOME

Other operating income increased by $76,000 for the three months ended March 31, 1999, as compared with the same period in 1998, primarily as a result of increased deposit services charges and sales of mutual funds in 1999. See note
(5) of the notes to consolidated financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)


OTHER OPERATING EXPENSES

Other operating expenses increased $110,000 in the three months ended March 31, 1999 from the same period in 1998. The largest increase was in professional services expense which increased $138,000. Approximately $90,000 of this increase was the result of hiring a consulting firm to conduct a profit improvement study. Higher professional service expenses also resulted from outsourced internal audit services and fees paid to hire new employees. See note
(6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                                        Three Months Ended
                                                              March 31,
                                                         1999          1998
                                                     ---------------------------
Other operating expenses                             $   1,970     $   1,860
Other operating expenses
  (annualized)/average assets                             4.94%         5.38%
Other operating expenses/net interest income
   and other operating income                             70.7%         77.9%
                                                     ===========================

The other operating expense ratios declined as a result of expenses growing at a slower rate than assets and revenue; however, as the Company grows it is likely that operating expenses will also increase. The Company engaged an outside consultant to assist the Company in reviewing all significant business processes during 1999. The purpose of this review was to streamline processes to reduce expenses and improve the delivery of products and services to the Company's customers. The external costs of this review are expected to be less than $130,000. Although the Company expects the cost of this review to be recovered through productivity and revenue enhancements, there are no assurances that the expected results will be achieved. The Company is currently assessing its facilities needs in light of its expected future growth and possible expansion into other areas of Orange County. Although no commitments for new facilities have been made, it is likely that additional investments in facilities will be made during 1999.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)

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

APPROACH TO READINESS - The Company established a Year 2000 Project Team led by the president of Sunwest to manage the Company's year 2000 readiness. The Project Team is made up of senior managers of all departments. A project coordinator assists with documenting the Company's progress and managing the databases created to assist in the management of the project. Status reports are reviewed at the monthly board of directors' meetings. The Company's year 2000 project is well underway and the Company has substantially completed renovation for all mission-critical applications. Testing of substantially all mission critical applications was completed by March 31, 1999. An impact analysis of the Company's data processing environments, systems, and applications was conducted to identify and assess their date sensitivity. An inventory database of these items was developed in preparation for remediation tracking and reporting of the potential areas of impact. In addition, the Company has implemented procedures to address and track compliance in the following areas:

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)

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

PROGRESS TO DATE - The Company's year 2000 readiness project is well underway. Renovation and testing phases have been substantially completed for mission-critical applications. Testing and renovation of non mission critical areas are scheduled to be completed by June 30, 1999. These goals are in line with the guidelines of the Federal Financial Institutions Examination Council (FFIEC). To the extent that compliance is possible from the Company's internal efforts alone, the Company is taking steps necessary to accomplish these goals. When compliance also depends on the conduct of others, the Company is working with its vendors and business partners to secure compliance and to obtain appropriate assurances that those externally developed systems are or will become compliant on a timely basis and will not interfere with the Company's business operations. While the Company is committed to taking every reasonable action in this regard, expected of a prudent business, the Company is not in a position to guarantee the performance of others or to predict whether any of the assurances that others provide may prove later to be inaccurate or overly optimistic. Since beginning the year 2000 project, the Company has:

o        Established a Year 2000 Project Team led by senior management
o        Completed inventory of application and system software and hardware
o        Completed an inventory of infrastructure facilities
o Developed consolidated compliance plans and schedules for business areas
o        Built databases for inventory tracking and reporting
o Developed a database to log and track resolution of reported Y2K problems
o        Established budget and cost tracking systems
o        Implemented broad awareness and education activities for employees
o        Developed and implemented a customer inquiry response process
o        Implemented vendor compliance verification
o        Obtained readiness reports from 98% of mission critical vendors
o Mandated that all new and renewed contracts address Y2K compliance issues
o        Set up a dedicated test environment to simulate year 2000 conditions
o        Developed test scripts for all mission critical applications
o        Completed testing for 98% of all mission critical applications
o        Assessed 100% of all critical customers
o Determined that 52 loan customers and 41 deposit customers require ongoing review
o Developed a process for communicating Y2K impacts to customers, correspondents, agencies, and vendors
o Developed a plan to address contingency implementation dates if remediation does not proceed as planned

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)

COST OF YEAR 2000 READINESS - The Company currently estimates that it will incur additional incremental out-of-pocket costs of about $185,000. These costs include equipment and software purchases that may be amortized for up to five years and the cost of consultants to assist the Company with its year 2000 readiness efforts. Internal and external costs specifically associated with modifying internal-use software for the year 2000 are charged to expense as incurred. All of these costs are being funded through operating cash flows. Costs expensed to date for incremental costs associated with the year 2000 issue were approximately $235,000 through March 31, 1999. The Company's current estimates of the costs necessary to implement and test its year 2000 readiness are based on the facts and circumstances existing today. The estimates were made using assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment issues, and (c) the planning and implementation success needed to achieve full compliance.

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


INCOME TAXES

The Company and Sunwest recognized state income tax expense of $60,000 and $50,000, respectively, during the three months ended March 31, 1999. Sunwest had $2.8 million of net deferred tax assets and approximately $5.3 million of net operating loss carryforwards for federal purposes, and none for state at December 31, 1998. Excluding the Sunwest amounts, the Company had $4.9 million of net operating loss carryforwards at December 31, 1998.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Unaudited)

For all the periods presented a valuation allowance has been recorded to offset most or all of the deferred tax assets of Sunwest and the Company. The valuation allowance was established due to uncertainty of future earnings at both Sunwest and the Company. At December 31, 1998, Sunwest had a $1.5 million deferred tax asset based upon estimates of future earnings and tax preference items. Sunwest and the Company may adjust the valuation allowance and the corresponding tax benefit in 1999 based on changes in estimated future earnings increases and tax preference items.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 17% at March 31, 1999 and 21% at December 31, 1998. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first quarter of 1999 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 1999.

At March 31, 1999, West Coast had cash and short term investments totaling $317,000. No significant cash receipts are expected for the remainder of 1999.

West Coast anticipates cash expenditures during 1999 to consist of debt service payments and other operating expenses. West Coast has a note payable of $417,000 due to its Chairman on June 30, 1999. At this time management believes that the maturity date will be extended; however, no amendments have yet been made to the note. West Coast's projected debt service for the remainder of 1999 is expected to total $63,000. West Coast anticipates that other operating expenses will be approximately $70,000 during the remainder of 1999. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

The Company had a 12.87%, 14.12% and 10.40% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 1999, respectively. Sunwest had a 13.33%, 14.58% and 10.78% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 1999, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

The Company had no material commitments for capital expenditures as of March 31, 1999.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                 MARCH 31, 1999

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

         Exhibit 27 - Financial Data Schedule for March 31, 1999

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





     /s/Eric D. Hovde                                    May 12, 1999
     -----------------------------------------           ----------------------
     Eric D. Hovde                                       Date
     Chief Executive Officer





     /s/Frank E. Smith                                   May 12, 1999
     -----------------------------------------           ----------------------
     Frank E. Smith                                      Date
     Chief Financial Officer