Form 10QSB
period 1999-06-30
WEST COAST BANCORP /CA/
filed 1999-08-13
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

              Number of shares outstanding of each of the issuer's
                  classes of common equity as of July 30, 1999:

                                    9,328,942

             Transitional Small Business Disclosure Format Yes   No X
                                                              --    --



                   This document contains a total of 22 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,  December 31,
                                                            1999        1998
(in thousands, except share data)                       (Unaudited)
                                                        ------------------------
ASSETS
Cash and due from banks                                   $   9,731   $   9,334
Federal funds sold                                            2,350       4,500
Investment securities available-for-sale
     at fair value                                           26,021      29,128

Loans                                                       130,681     109,547
Less allowance for loan losses                               (2,449)     (2,444)
                                                        ------------------------
     Net loans                                              128,232     107,103
                                                        ------------------------
Real estate owned, net                                          876         528
Premises and equipment, net                                     625         516
Deferred taxes                                                1,616       1,408
Other assets                                                  1,263       1,267
                                                        ------------------------
                                                          $ 170,714   $ 153,784
                                                        ========================
LIABILITIES
Deposits:
     Demand, non interest-bearing                         $  52,764   $  47,254
     Savings, money market & interest-bearing demand         45,871      45,510
     Time certificates under $100,000                        22,499      20,288
     Time certificates of $100,000 or more                   24,330      20,687
                                                        ------------------------
     Total deposits                                         145,464     133,739

Federal Home Loan Bank borrowings                             6,000       2,000
Other borrowed funds                                            565         589
Capital lease obligation                                        219         265
Other liabilities                                             1,336       1,364
                                                        ------------------------
     Total liabilities                                      153,584     137,957

Commitments and contingencies
Minority interest in subsidiary                               7,654       7,094
                                                        ------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
  shares authorized, 9,328,942 and 9,258,942 shares
  issued and outstanding in 1999 and 1998, respectively      30,351      30,274
Accumulated deficit                                         (20,645)    (21,458)
Accumulated other comprehensive income - net of tax            (230)        (83)
                                                        ------------------------
     Total shareholders' equity                               9,476       8,733
                                                        ------------------------
                                                          $ 170,714   $ 153,784
                                                        ========================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                        Six Months Ended    Three Months Ended
(in thousands,                               June 30,             June 30,
 except share data)                       1999      1998       1999       1998
                                      ------------------------------------------
INTEREST INCOME:
Loans, including fees                  $ 5,377    $ 5,161    $ 2,770    $ 2,588
Federal funds sold                          39        389          2        220
Investment securities                    1,012        526        506        284
Interest bearing deposits with banks        --          1         --         --
                                      ------------------------------------------
     Total interest income               6,428      6,077      3,278      3,092

INTEREST EXPENSE:
Interest on deposits                     1,381      1,529        687        801
Other                                      150        101         84         52
                                      ------------------------------------------
     Total interest expense              1,531      1,630        771        853
                                      ------------------------------------------
     Net interest income                 4,897      4,447      2,507      2,239

Provision for loan losses                   --         --         --         --
                                      ------------------------------------------
     Net interest income after
     provision for loan losses           4,897      4,447      2,507      2,239

Other operating income                     664        353        407        172
Other operating expenses                 3,944      3,788      1,974      1,928
Minority interest in net income
 of subsidiary                             673        490        394        233
Gain (loss) on liquidation of WCV, Inc.     --          1         --         (1)
                                      ------------------------------------------
     Income before income taxes            944        523        546        249

Income tax expense                         131         --         71         --
                                      ------------------------------------------

     Net income                        $   813    $   523    $   475    $   249
                                      ==========================================

Basic and diluted earnings per share   $   .09    $   .06    $   .05    $   .03
                                      ==========================================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                          Six Months Ended    Three Months Ended
                                              June 30,              June 30,
(in thousands)                            1999        1998    1999          1998
                                        ----------------------------------------
Net income                               $   813   $   523    $   475   $   249

Other comprehensive income, net of tax:
  Unrealized loss on
  available-for-sale investments
  arising during period                     (147)      (19)      (135)      (13)
                                        ----------------------------------------

Other comprehensive loss                    (147)      (19)      (135)      (13)
                                        ----------------------------------------

Comprehensive income                     $   666   $   504    $   340   $   236
                                        ========================================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Accumulated
                                 Common Stock      Other                Share-
                                ------------- Comprehensive Accumulated holders'
(in thousands)                  Shares  Amount    Income     Deficit    Equity
                              --------------------------------------------------

Balance at December 31, 1998     9,259  $30,274  $   (83)  $  (21,458) $  8,733
Net income                          --       --       --          813       813
Stock options exercised             70       77       --           --        77
Change in net unrealized
  loss on available-for-sale
  investments                       --       --     (147)          --      (147)
                              --------------------------------------------------
Balance at June 30, 1999         9,329  $30,351  $  (230)  $  (20,645) $  9,476
                              ==================================================





CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                  June 30,
(in thousands)                                                1999       1998
                                                           ---------------------
Cash flows from operating activities:
Net income                                                   $   813    $   523
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                  147        175
  Minority interest in net income of subsidiary                  673        490
  Gain on sale of real estate owned                               --        (10)
  Write-down of real estate owned                                 13         16
  Gain on sale and liquidation of subsidiaries                    --         (1)
  Increase in deferred tax benefit                               (27)      (127)
  State taxes payable                                             36         --
Amortization and accretion from investment securities            112         28
Increase in other assets                                         (25)        (7)
Decrease in other liabilities                                    (63)       (21)
                                                           ---------------------
Net cash provided by operating activities                      1,679      1,066


                                                                     (Continued)


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            Six Months Ended
(in thousands)                                                  June 30,
                                                           1999          1998
                                                           ---------------------
Cash flows from investing activities:
  Proceeds from maturity of interest bearing balances        $     -    $    99
  Proceeds from maturities and paydowns of investment
    securities available-for-sale                              2,607      3,500
  Purchase of investment securities available-for-sale           (53)    (5,931)
  Net increase in loans                                      (21,490)    (6,903)
  Proceeds from sales of real estate owned                         -        617
  Purchase of premises and equipment                            (255)      (111)
  Proceeds from sales of premises and equipment                    -         20
                                                           ---------------------
  Net cash used in investing activities                      (19,191)    (8,709)

Cash flows from financing activities:
  Net increase in deposits                                    11,725     24,207
  Cash payments on notes payable to affiliates                   (24)       (24)
  Repayment of other borrowed funds                              (46)       (35)
  Borrowed funds from Federal Home Loan Bank                   4,000          -
  Stock options exercised                                         77         98
                                                           ---------------------
  Net cash provided by financing activities                   15,732     24,246
                                                           ---------------------
  (Decrease) increase in cash and cash equivalents            (1,780)    16,603

Cash and cash equivalents at beginning of year                13,834      8,541
                                                           ---------------------
Cash and cash equivalents at end of year                     $12,054    $25,144
                                                           =====================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                $ 1,532    $ 1,638
     Income taxes                                                 95        105

Supplemental schedule of non-cash investing and financing activities:
Transfer from other liabilities to
    other borrowed funds                                           -        475
Transfer of loans to REO                                         131          -


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the six and three month periods ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

         On September 13, 1996, Western Acquisition, L.L.C. and Western Acquisition Partners, L.P. (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest Bank ("Sunwest").

         Certain reclassifications have been made in the prior period financial statements to conform to the presentation in the current period.


(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133,
         "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the six and three months ended June 30, 1999 and 1998.

         (dollars and shares in thousands)

                            Six Months Ended              Six Months Ended
                              June 30, 1999                 June 30, 1998
                        --------------------------------------------------------
                                             Per                          Per
                           Net              Share      Net               Share
                         Income    Shares   Amount    Income    Shares   Amount
                        --------------------------------------------------------
Basic EPS:
Income available to
 common shareholders     $  813    9,271    $  .09    $  523    9,184    $  .06
Effect of dilutive
 securities:
Stock options                --       13        --        --       85        --
                        --------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions             $  813    9,284    $  .09    $  523    9,269    $  .06
                        ========================================================



                            Three Months Ended           Three Months Ended
                              June 30, 1999                 June 30, 1998
                        --------------------------------------------------------
                                             Per                          Per
                          Net               Share      Net               Share
                         Income    Shares   Amount    Income    Shares   Amount
                        --------------------------------------------------------
Basic EPS:
Income available to
 common shareholders     $  475    9,282    $  .05    $  249    9,199    $  .03
Effect of dilutive
 securities:
Stock options                 -       24         -         -       85         -
                        --------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions             $  475    9,306    $  .05    $  249    9,284    $  .03
                        ========================================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


(4)      LOANS

         A summary of loans follows:
                                                        June 30,    December 31,
         (in thousands)                                   1999          1998
                                                      --------------------------
Commercial loans not secured by real estate             $  37,606     $  34,318
Real estate mortgage loans                                 87,539        71,184
Real estate construction                                    1,809           376
Personal loans not secured by real estate                   4,085         3,942
Unearned income, discounts and fees                          (358)         (273)
                                                      --------------------------
                                                        $ 130,681     $ 109,547
                                                      ==========================

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                    Six Months Ended    Three Months Ended
                                        June 30,             June 30,
         (in thousands)              1999      1998       1999      1998
                                  ----------------------------------------------
Depositor charges                    $370      $276       $205      $137
Service charges, commissions
 & fees                                81        34         38        22
Other income                          213        43        164        13
                                  ----------------------------------------------
                                     $664      $353       $407      $172
                                  ==============================================

(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                            Six Months Ended  Three Months Ended
                                                 June 30,            June 30,
         (in thousands)                       1999      1998      1999      1998
                                           -------------------------------------
Salaries and employee benefits              $1,914    $1,929    $  932    $  957
Occupancy                                      371       381       205       208
Professional services                          354       158       150        92
Customer service                               315       235       157       132
Data processing                                282       262       143       133
Depreciation and amortization                  147       175        76        90
Advertising and promotion                      136       140        67        74
Stationery and supplies                         65        48        37        28
Printing and postage                            53        54        27        31
Telephone and telefax                           52        41        28        22
Net cost of operation of REO                    28        53        23        24
Insurance                                       19        20        10        10
Regulatory fees and assessments                 17        17         9         9
Collection                                      15         8         9         3
Miscellaneous                                  176       267       101       115
                                           -------------------------------------
                                            $3,944    $3,788    $1,974    $1,928
                                           =====================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the six and three month periods ended June 30, 1999 and 1998. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

The Company recorded net income of $813,000, or $.09 per share, and $475,000, or $.05 per share, during the six and three months ended June 30, 1999, as compared with net income of $523,000, or $.06 per share, and $249,000, or $.03 per share, during the same respective periods in 1998. The 1999 figures included the effects of recording a tax provision of $131,000 compared to none in 1998. The higher pre-tax income in 1999 versus 1998 occurred primarily because Sunwest had higher earnings in 1999. Sunwest's higher earnings were primarily due to increased growth in net interest income and fees from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:

                          June 30,    December 31,    June 30,    December 31,
                            1999          1998          1998          1997
(in thousands)          --------------------------------------------------------
Total assets             $170,714      $153,784      $155,826      $130,621
Loans                     130,681       109,547       109,809       102,877
Deposits                  145,464       133,739       139,177       114,970


The $15 million increase in total assets from June 30, 1998 to June 30, 1999 occurred primarily due to a $21 million increase in loans at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California. The increase in assets was funded by an increase in deposits of $6 million, an increase in borrowings and other liabilities of $7 million and earnings of over $1 million.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $450,000, or 10.1%, in the six month period ended June 30, 1999 and $268,000, or 12.0%, in the second quarter of 1999 compared to the same periods in 1998. The increase in net interest income in 1999 resulted primarily from higher volumes of interest earning assets offset by lower yields on loans. The improved mix of interest earning assets and deposits favorably impacted net interest income. Average interest earning assets increased $15.7 million, or 11.8% in the first six months of 1999 compared to 1998 and increased $13.4 million, or 9.7% in the three months ended June 30, 1999 compared to the same period in 1998.

The net interest margin (yield on interest earning assets less the rate paid on interest bearing liabilities) was flat in the first six months of 1999 compared to 1998 and increased by 23 basis points in the second quarter of 1999 versus the second quarter of 1998. The net yield on interest earning assets (net interest income divided by average earning assets) declined ten basis points for the first six months of 1999 and increased 14 basis points in the second quarter of 1999 compared to 1998. This was a result of a decline in the general level of interest rates during the past year offset by shifting the mix of earning assets into assets with higher yields. Loan yields were significantly impacted by a decline in the "prime rate" of 75 basis points from the prior year.

The yield on interest earning assets declined primarily due to a drop in loan yields of 91 basis points and 85 basis points in the six and three month periods ended June 30, 1999 compared to the same periods in 1998. This was caused by the drop in the prime rate noted above along with competitive pressures on loan yields in the Company's markets. This impact was offset to some extent by a reduction of investments in Federal funds with a corresponding increased investment in higher yielding investment securities. The yield on investment securities has increased as a result of investing in corporate bonds and extending maturities.

Interest expense declined in 1999 as a result of a decline in rates offset by increased volumes. Average interest bearing liabilities increased by $6.6 million in the first six months of 1999 and $4.1 in the second quarter of 1999 compared to the same periods in 1998. Average noninterest bearing demand deposits increased by $8.2 million for the six month and $7.8 million for the three month periods in 1999 compared to 1998.

The rates paid on interest bearing liabilities declined 50 basis points in the first six months of 1999 and 53 basis points in the second quarter of 1999 compared to the same periods in 1998. This was due to reductions in overall interest rate levels and a reduction in time deposits as a percentage of interest bearing deposits in 1999. The Company's deposits are concentrated in low and noninterest bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are. Future asset growth will rely to a greater extent on increases in time deposits and borrowed funds, potentially increasing the rate paid on interest bearing liabilities.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the six and three month periods ended June 30, 1999 and 1998 (dollars in millions):


                                            Six Months Ended June 30,
                                         1999                    1998
                                  Average     Yields/    Average      Yields/
                                  Balance     Rates      Balance      Rates
                                ------------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees          $  115.6     9.30%     $  101.1     10.21%
Investment securities                31.8     6.37          18.0      5.83
Federal funds sold                    1.6     4.84          14.2      5.47
                                ------------------------------------------------
Total interest earning assets       149.0     8.63         133.3      9.11

Allowance for loan losses            (2.3)                  (2.4)
Cash and due from banks              10.2                    8.0
Other assets                          4.0                    3.8
                                ------------------------------------------------
                                 $  160.9               $  142.7
                                ================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                        41.7     4.74%     $   42.4      5.43%
Interest-bearing demand deposits     40.2     1.78          35.4      1.86
Savings deposits                      4.8     1.44           5.0      1.99
FHLB borrowings                       2.7     4.94            --        --
Other debt                            1.0    19.38           1.0     21.62
                                ------------------------------------------------
Total interest bearing liabilities   90.4     3.39          83.8      3.89

Demand deposits                      52.1                   43.9
Other liabilities                     1.3                    1.1
Minority interest                     7.4                    6.2
Shareholders' equity                  9.7                    7.7
                                ------------------------------------------------
                                 $  160.9               $  142.7
                                ================================================
Net interest margin                           5.24%                   5.22%
Net yield on interest earning assets          6.57                    6.67

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)


                                          Three Months Ended June 30,
                                         1999                    1998
                                  Average     Yields/    Average      Yields/
                                  Balance     Rates      Balance      Rates
                                ------------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees          $  119.5     9.28%     $  102.2      10.13%
Investment securities                31.2     6.48          19.5       5.82
Federal funds sold                    0.2     4.82          15.8       5.56
                                ------------------------------------------------
Total interest earning assets       150.9     8.69         137.5       8.99

Allowance for loan losses            (2.4)                  (2.4)
Cash and due from banks              10.1                    8.2
Other assets                          3.7                    3.9
                                ------------------------------------------------
                                 $  162.3               $  147.2
                                ================================================
LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                    $   42.2     4.68%     $   44.7       5.43%
Interest-bearing demand deposits     39.6     1.81          36.0       1.89
Savings deposits                      4.8     1.33           5.1       1.95
FHLB borrowings                       3.4     4.92             -          -
Other debt                            1.0    19.66           1.1      18.96
                                ------------------------------------------------
Total interest bearing liabilities   91.0     3.39          86.9       3.92

Demand deposits                      52.9                   45.1
Other liabilities                     1.4                    1.0
Minority interest                     7.5                    6.3
Shareholders' equity                  9.5                    7.9
                                ------------------------------------------------
                                 $  162.3               $  147.2
                                ================================================
Net interest margin                           5.30%                    5.07%
Net yield on interest earning assets          6.65                     6.51

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)


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
                        Changes  Changes   Total    Changes  Changes   Total
                     -----------------------------------------------------------
Changes in:
     Interest income    $ 826    $(475)    $ 351    $ 408     $(222)   $ 186
     Interest expense       5     (172)     (167)     (31)      (94)    (125)
                     -----------------------------------------------------------
Net interest income     $ 821    $(303)    $ 518    $ 439     $(128)   $ 311
                     ===========================================================

Loans on which the accrual of interest had been discontinued at June 30, 1999 and 1998 amounted to $1,122,000 and $1,253,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $35,000 and $17,000 in the second quarters of 1999 and 1998, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 9 and 5 basis points during the second quarters of 1999 and 1998, respectively. The loan on nonaccrual was placed back on accrual status in July 1999 after the underlying property was sold to a new owner. Interest of approximately $110,000 was recovered as part of the transaction.


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                           Six Months Ended   Three Months Ended
                                                June 30,            June 30,
                                             1999      1998      1999     1998
                                         ---------------------------------------
Allowance for loan losses
     balance at beginning of period        $ 2,444   $ 2,364   $ 2,375  $ 2,367

Charge-offs                                    (93)      (23)       --       (9)
Recoveries                                      98        52        74       35
                                         ---------------------------------------
Net recoveries                                   5        29        74       26

Provision for loan losses                       --        --        --       --
                                         ---------------------------------------
Allowance for loan losses
     balance at end of period              $ 2,449   $ 2,393   $ 2,449  $ 2,393
                                         =======================================

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the six and three months ended in 1999 are a result of improved asset quality and the high levels of charge-offs in previous years.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)


Management believes that the allowance for loan losses at June 30, 1999 of $2,449,000 or 1.87% of loans is adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions could adversely affect certain borrowers' ability to repay loans. While the Southern California and Orange County economies have exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows (dollars in thousands):


                           June 30,  December 31,  June 30,    December 31,
                             1999        1998        1998         1997
                         -------------------------------------------------------
Nonaccrual loans            $1,122     $1,360       $1,253       $    -
Loans 90 days past due
     and still accruing          -          1            1           31
                         -------------------------------------------------------
Nonperforming loans          1,122      1,361        1,254           31
Real estate owned              876        528          528        1,151
                         -------------------------------------------------------
Nonperforming assets        $1,998     $1,889       $1,782       $1,182
                         =======================================================
Nonperforming loans/
    Total loans                .86%      1.24%        1.14%         .03%
Nonperforming assets/
    Total assets              1.17       1.23         1.14          .90
                         =======================================================

Nonperforming assets have increased approximately $816,000 from December 31, 1997. The increase is due primarily to one loan placed on nonaccrual in the second quarter of 1998. In July 1999, this loan was placed on accrual status and is no longer considered impaired.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.1 at June 30, 1999. No restructured loans were on nonaccrual status at June 30, 1999.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

OTHER OPERATING INCOME

Other operating income increased by $311,000 for the six and three months ended June 30, 1999, respectively, as compared with the same periods in 1998, primarily as a result of recoveries of interest on loans on nonaccrual in prior years, increased deposit services charges and sales of mutual funds in 1999. See note (5) of the notes to the unaudited consolidated financial statements. Other income includes recoveries of interest on loans on nonaccrual in prior years of $202,000 and $45,000 for the six and three month periods ended June 30, 1999, respectively.

OTHER OPERATING EXPENSES

Other operating expenses increased $156,000 from the six months ended June 30, 1998 to the same period in 1999. The largest increase was in professional services expense which increased $196,000. Approximately $139,000 of this increase was the result of hiring a consulting firm to conduct a profit improvement study. Higher professional service expenses also resulted from outsourced internal audit services and fees paid to hire new employees. See note
(6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                        Six Months Ended     Three Months Ended
                                             June 30,              June 30,
                                         1999       1998       1999       1998
                                     -------------------------------------------
Other operating expenses               $ 3,944    $ 3,788    $ 1,974    $ 1,928
Other operating expenses
     (annualized)/average assets          4.90       5.31       4.87       5.24%
Other operating expenses/net interest
     income and other operating income    70.9%      78.9%      67.7%      80.0%
                                     ===========================================

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

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

APPROACH TO READINESS - The Company established a Year 2000 Project Team led by the president of Sunwest to manage the Company's year 2000 readiness. The Project Team is made up of senior managers of all departments. A project coordinator assists with documenting the Company's progress and managing the databases created to assist in the management of the project. Status reports are reviewed at the monthly board of directors' meetings. The Company's year 2000 project is well underway and the Company has substantially completed renovation for all mission-critical applications. Testing of substantially all mission-critical applications was completed by March 31, 1999. An impact analysis of the Company's data processing environments, systems, and applications was conducted to identify and assess their date sensitivity. An inventory database of these items was developed in preparation for remediation tracking and reporting of the potential areas of impact. In addition, the Company has implemented procedures to address and track compliance in the following areas:

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

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

PROGRESS TO DATE - The Company's year 2000 readiness project is substantially complete. Renovation and testing phases have been substantially completed for mission-critical applications. Testing and renovation of non mission-critical areas were substantially completed by June 30, 1999. These goals are in line with the guidelines of the Federal Financial Institutions Examination Council (FFIEC). To the extent that compliance is possible from the Company's internal efforts alone, the Company is taking steps necessary to accomplish these goals. When compliance also depends on the conduct of others, the Company is working with its vendors and business partners to secure compliance and to obtain appropriate assurances that those externally developed systems are or will become compliant on a timely basis and will not interfere with the Company's business operations. While the Company is committed to taking every reasonable action in this regard, expected of a prudent business, the Company is not in a position to guarantee the performance of others or to predict whether any of the assurances that others provide may prove later to be inaccurate or overly optimistic. Since beginning the year 2000 project, the Company has:

o        Established a Year 2000 Project Team led by senior management
o        Completed inventory of application and system software and hardware
o        Completed an inventory of infrastructure facilities
o        Developed  consolidated  compliance  plans and  schedules  for business areas
o        Built databases for inventory tracking and reporting
o        Developed  a  database  to  log and  track  resolution of reported  Y2K problems
o        Established budget and cost tracking systems
o        Implemented broad awareness and education activities for employees
o        Developed and implemented a customer inquiry response process
o        Implemented vendor compliance verification
o        Obtained  readiness  reports from  substantially  all  mission critical vendors
o        Mandated  that  all new  and renewed  contracts  address Y2K compliance issues
o        Set up a dedicated test environment to simulate year 2000 conditions
o        Developed test scripts for all mission critical applications
o        Completed testing for substantially all mission critical applications
o        Assessed all critical customers
o        Developed a  process for communicating   Y2K   impacts  to   customers,
         correspondents, agencies, and vendors o Developed and tested a plan to address contingency implementation dates if remediation does not proceed as planned

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

COST OF YEAR 2000 READINESS - The Company currently estimates that it will incur additional incremental out-of-pocket costs of about $113,000. These costs include equipment and software purchases that may be capitalized as fixed assets and amortized for up to five years and the cost of consultants to assist the Company with its year 2000 readiness efforts. Internal and external costs specifically associated with modifying internal-use software for the year 2000 are charged to expense as incurred. All of these costs are being funded through operating cash flows. Costs expensed to date for incremental costs associated with the year 2000 issue were approximately $120,000 through June 30, 1999. The Company's current estimates of the costs necessary to implement and test its year 2000 readiness are based on the facts and circumstances existing today. The estimates were made using assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment issues, and (c) the planning and implementation success needed to achieve full compliance.

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

INCOME TAXES

The Company and Sunwest recognized state income tax expense of $131,000 and $71,000 during the six and three months ended June 30, 1999, compared to none for the same periods in 1998. Sunwest had $2.8 million of net deferred tax assets and approximately $5.3 million of net operating loss carryforwards for federal purposes, and none for state at December 31, 1998. Excluding the Sunwest amounts, the Company had $4.9 million of net operating loss carryforwards at December 31, 1998.

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999
                                   (Unaudited)

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 14% at June 30, 1999 and 21% at December 31, 1998. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first six months of 1999 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 1999.

At June 30, 1999, West Coast had cash and short term investments totaling $344,000. No significant cash receipts are expected for the remainder of 1999.

West Coast anticipates cash expenditures during 1999 to consist of debt service payments and other operating expenses. West Coast has a note payable of $417,000 due to its Chairman. The maturity date on this note payable was June 30, 1999 and has been extended until June 30, 2000. West Coast's projected debt service for the remainder of 1999 is expected to total $42,000. West Coast anticipates that other operating expenses will be approximately $54,000 during the remainder of 1999. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

West Coast Bancorp had a 13.30%, 14.55% and 10.70% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 1999, respectively. Sunwest had a 13.80%, 15.05% and 11.10% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 1999, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "well capitalized" depository institution.

The Company had no material commitments for capital expenditures as of June 30, 1999.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                  JUNE 30, 1999

                                     PART II

                                OTHER INFORMATION





Item 1.  Legal Proceedings
-------------------------------
NONE

Item 2.  Changes in Securities
-----------------------------------
NONE

Item 3.  Defaults Upon Senior Securities
---------------------------------------------
NONE

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
West Coast Bancorp held its Annual Meeting of Shareholders (the "Meeting") on June 22, 1999.

At the Meeting, the following individuals were elected to serve as directors until the 2000 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                                              Authority
Name of Director                        Votes For             Withheld

Robert W. Hodgson                       5,515,409             81,578
Eric D. Hovde                           5,509,359             87,628
James G. LeSieur, III.                  5,515,889             81,098
Richard L. Shepley                      5,514,289             82,698


Item 5.  Other Information
-------------------------------
NONE

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------
(a)      Exhibits

         Exhibit 27 - Financial Data Schedule for June 30, 1999

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





      /s/Eric D. Hovde                           August 13, 1999
      --------------------------------------     ----------------------
      Eric D. Hovde                              Date
      Chief Executive Officer





      /s/Frank E. Smith                          August 13, 1999
      --------------------------------------     ----------------------
      Frank E. Smith                             Date
      Chief Financial Officer