Form 10QSB
period 1999-09-30
WEST COAST BANCORP /CA/
filed 1999-11-15
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

              Number of shares outstanding of each of the issuer's
                classes of common equity as of October 31, 1999:

                                    9,328,942

             Transitional Small Business Disclosure Format Yes    No X
                                                              --    --




                  This document contains a total of 23 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
(in thousands, except share data)                         1999          1998
                                                      (Unaudited)
                                                   -----------------------------
ASSETS
Cash and due from banks                                 $   8,868    $   9,334
Federal funds sold                                          1,400        4,500
Investment securities available-for-sale
     at fair value                                         34,055       29,128

Loans                                                     134,411      109,547
Less allowance for loan losses                             (2,605)      (2,444)
                                                   -----------------------------
     Net loans                                            131,806      107,103
                                                   -----------------------------
Real estate owned, net                                        508          528
Premises and equipment, net                                   750          516
Deferred taxes                                              1,748        1,408
Other assets                                                1,296        1,267
                                                   -----------------------------
                                                        $ 180,431    $ 153,784
                                                   =============================
LIABILITIES
Deposits:
     Demand, non interest-bearing                       $  51,277    $  47,254
     Savings, money market & interest-bearing demand       47,677       45,510
     Time certificates under $100,000                      24,970       20,288
     Time certificates of $100,000 or more                 28,395       20,687
                                                   -----------------------------
     Total deposits                                       152,319      133,739

Federal Home Loan Bank borrowings                           8,000        2,000
Other borrowed funds                                          553          589
Capital lease obligation                                      191          265
Other liabilities                                           1,277        1,364
                                                   -----------------------------
     Total liabilities                                    162,340      137,957

Commitments and contingencies
 Minority interest in subsidiary                            8,088        7,094
                                                   -----------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
   shares authorized, 9,328,942 and 9,258,942 shares
   issued and outstanding in 1999 and 1998, respectively   30,351       30,274
Accumulated deficit                                       (20,027)     (21,458)
Accumulated other comprehensive income - net of tax          (321)         (83)
                                                   -----------------------------
     Total shareholders' equity                            10,003        8,733
                                                   -----------------------------
                                                        $ 180,431    $ 153,784
                                                   =============================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)




                                          Three Months Ended   Nine Months Ended
(in thousands,                               September 30,       September 30,
 except share data)                       1999          1998   1999         1998
                                        ----------------------------------------
INTEREST INCOME:
Loans, including fees                     $ 3,088   $ 2,693   $ 8,465   $ 7,855
Federal funds sold                             22       295        61       684
Investment securities                         558       316     1,570       843
                                        ----------------------------------------
     Total interest income                  3,668     3,304    10,096     9,382

INTEREST EXPENSE:
Interest on deposits                          844       847     2,225     2,377
Other                                         113        49       263       150
                                        ----------------------------------------
     Total interest expense                   957       896     2,488     2,527
                                        ----------------------------------------
     Net interest income                    2,711     2,408     7,608     6,855

Provision for loan losses                      --        --        --        --
                                        ----------------------------------------
     Net interest income after
       provision for loan losses            2,711     2,408     7,608     6,855

Other operating income                        400       191     1,064       544
Other operating expenses                    1,899     1,854     5,843     5,642
Minority interest in net income
  of subsidiary                               504       344     1,177       834
Gain on liquidation of WCV, Inc.               --        --        --         1
                                        ----------------------------------------
     Income before income taxes               708       401     1,652       924

Income tax expense                             90      --         221      --
                                        ----------------------------------------

     Net income                           $   618   $   401   $ 1,431   $   924
                                        ========================================

Basic and diluted earnings per share      $   .07   $   .04   $   .15   $   .10
                                        ========================================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
(in thousands)                         1999          1998      1999         1998
                                      ------------------------------------------
Net income                             $   618    $   401    $ 1,431    $   924

Other comprehensive income, net of tax:
  Unrealized loss on
  available-for-sale investments
  arising during period                    (91)       (38)      (238)       (57)
                                      ------------------------------------------

Other comprehensive loss                   (91)       (38)      (238)       (57)
                                      ------------------------------------------

Comprehensive income                   $   527    $   363    $ 1,193    $   867
                                      ==========================================


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                          Accumulated
                            Common Stock                     Other       Share-
                            -------------   Accumulated  Comprehensive  holders'
(in thousands)              Shares  Amount     Deficit       Income      Equity
                           -----------------------------------------------------

Balance at December 31, 1997  9,169 $ 30,176 $ (22,747)  $     39      $  7,468
Net income                        -        -     1,289          -         1,289
Stock options exercised          90       98         -          -            98
Change in net unrealized
  loss on available-for-sale
  investments                     -        -         -       (122)         (122)
                           -----------------------------------------------------
Balance at December 31, 1998  9,259 $ 30,274 $ (21,458)  $    (83)     $  8,733
Net income                        -        -     1,431          -         1,431
Stock options exercised          70       77         -          -            77
Change in net unrealized
  loss on available-for-sale
  investments                     -        -         -       (238)         (238)
                           -----------------------------------------------------
Balance at September 30, 1999 9,329 $ 30,351 $ (20,027)  $   (321)     $ 10,003
                           =====================================================


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                            September 30,
(in thousands)                                           1999         1998
                                                      --------------------------
Cash flows from operating activities:
   Net income                                           $ 1,431    $   924
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           227        254
    Amortization and accretion from investment securities   341         97
    Minority interest in net income of subsidiary         1,177        834
    Gain on sale of real estate owned                        --        (10)
    Write-down of real estate owned                          20         16
    Gain on sale and liquidation of subsidiaries             --         (1)
    Deferred tax benefit                                    (47)      (105)
    State taxes payable                                      42         --
(Increase) decrease in other assets                         (29)        73
Increase (decrease) in other liabilities                   (128)        23
                                                      --------------------------
Net cash provided by operating activities                 3,034      2,105



                                                                     (Continued)






          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
(in thousands)                                                September 30,
                                                           1999         1998
                                                      --------------------------
Cash flows from investing activities:
   Proceeds from maturity of interest bearing balances    $     --    $     99
   Proceeds from maturities and paydowns of investment
     securities available-for-sale                           3,831       3,500
   Purchase of investment securities available-for-sale     (9,813)     (6,096)
   Net increase in loans                                   (25,064)     (4,632)
   Proceeds from sales of real estate owned                    361         617
   Purchase of premises and equipment                         (462)       (131)
   Proceeds from sales of premises and equipment                --          20
                                                      --------------------------
Net cash used in investing activities                      (31,147)     (6,623)

Cash flows from financing activities:
   Net increase in deposits                                 18,580      20,687
   Cash payments on notes payable to affiliates                (36)       (102)
   Repayment of other borrowed funds                           (74)        (44)
   Borrowed funds from Federal Home Loan Bank                6,000          --
   Stock options exercised                                      77          98
                                                      --------------------------
Net cash provided by financing activities                   24,547      20,639
                                                      --------------------------
Increase (decrease) in cash and cash equivalents            (3,566)     16,121

Cash and cash equivalents at beginning of year              13,834       8,541
                                                      --------------------------
Cash and cash equivalents at end of year                  $ 10,268    $ 24,662
                                                      ==========================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                             $  2,430    $  2,496
     Income taxes                                               95         107

Supplemental schedule of non-cash investing and financing activities:
     Transfer from other liabilities to
      other borrowed funds                                $      -    $    475
     Transfer of loans to REO                                  361           -


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)



 (1)     BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

         Certain reclassifications have been made in the prior period financial statements to conform to the presentation in the current period.

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133,
         "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and nine months ended September 30, 1999 and 1998.

(dollars and shares in thousands)

                          Three Months Ended            Three Months Ended
                          September 30, 1999            September 30, 1998
                     -----------------------------------------------------------
                                           Per                           Per
                         Net               Share       Net               Share
                        Income   Shares    Amount     Income   Shares    Amount
                     -----------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $ 618     9,329     $   .07   $ 401     9,259     $   .04
Effect of dilutive
 securities:
Stock options             --        10          --      --        24          --
                     -----------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions           $ 618     9,339     $   .07   $ 401     9,283     $   .04
                     ===========================================================



                          Nine Months Ended             Nine Months Ended
                          September 30, 1999            September 30, 1998
                     -----------------------------------------------------------
                                           Per                           Per
                         Net               Share       Net               Share
                        Income   Shares    Amount     Income   Shares    Amount
                     -----------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $1,431    9,290     $   .15   $ 924     9,209     $   .10
Effect of dilutive
 securities:
Stock options              --       13          --      --        65          --
                     -----------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions           $1,431    9,303     $   .15   $ 924     9,274     $   .10
                     ===========================================================

 (4)     LOANS

         A summary of loans follows:

                                                     September 30,  December 31,
         (in thousands)                                  1999           1998
                                                    ----------------------------
         Commercial loans not secured by real estate   $  37,462      $  34,318
         Real estate mortgage loans                       91,384         71,184
         Real estate construction                          2,258            376
         Personal loans not secured by real estate         3,646          3,942
         Unearned income, discounts and fees                (339)          (273)
                                                    ----------------------------
                                                       $ 134,411     $ 109,547
                                                    ============================
*Impaired loans have declined since December 31, 1998 due to a significant nonaccrual loan paying off.


(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                               Three Months Ended            Nine Months Ended
                                  September 30,                 September 30,
         (in thousands)       1999            1998           1999           1998
                            ----------------------------------------------------
Depositor charges             $  218          $  152         $  587      $  428
Service charges, commissions
  & fees                          24              34            106          69
Other income                     158               5            371          47
                            ----------------------------------------------------
                              $  400          $  191         $1,064      $  544
                            ====================================================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                      Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
         (in thousands)               1999          1998      1999         1998
                                   ---------------------------------------------
Salaries and employee benefits      $   852     $   954     $ 2,766     $ 2,883
Occupancy                               216         170         587         551
Customer service                        170         129         485         364
Professional services                   158          97         512         255
Data processing                         150         138         432         400
Depreciation and amortization            80          79         226         254
Advertising and promotion                72          92         208         232
Printing & postage                       30          25          83          79
Telephone and telefax                    25          24          77          65
Stationary and supplies                  22          34          87          82
Collection                               12           6          27          14
Net cost of operation of REO             11          (3)         39          50
Insurance                                10          10          29          30
Regulatory fees and assessments           9           8          26          25
Miscellaneous                            82          91         259         358
                                   ---------------------------------------------
                                    $ 1,899     $ 1,854     $ 5,843     $ 5,642
                                   =============================================

(7)  INCOME TAXES

     The Company and Sunwest recognized state income tax expense of $90,000 and $221,000 during the three and nine months ended September 30, 1999, compared to none for the same periods in 1998. Sunwest had $2.8 million of net deferred tax assets and approximately $5.3 million of net operating loss carryforwards for federal purposes, and none for state at December 31, 1998. Excluding the Sunwest amounts, the Company had $4.9 million of net operating loss carryforwards at December 31, 1998.

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (Unaudited)



The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three and nine month periods ended September 30, 1999 and 1998. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

The Company recorded net income of $618,000, or $.07 per share, and $1,431,000, or $.15 per share, during the three and nine months ended September 30, 1999, as compared with net income of $401,000, or $.04 per share, and $924,000, or $.10 per share, during the same respective periods in 1998. The 1999 figures included the effects of recording a tax provision of $221,000 compared to none in 1998. The higher pre-tax income in 1999 versus 1998 occurred primarily because Sunwest had higher earnings in 1999. Sunwest's higher earnings were primarily due to increased growth in net interest income and fees from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:


                 September 30,   December 31,   September 30,   December 31,
                    1999            1998            1998            1997
(in thousands)   ---------------------------------------------------------------
Total assets     $ 180,431       $ 153,784      $ 152,941       $ 130,621
Loans              134,411         109,547        107,575         102,877
Deposits           152,319         133,739        135,657         114,970

The $27 million increase in total assets from December 31, 1998 to September 30, 1999 occurred primarily due to a $24 million increase in loans at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California. The increase in assets was funded by an increase in deposits of $19 million, an increase in borrowings and other liabilities of $7 million and earnings of over $1 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income increased $303,000, or 12.6%, in the third quarter of 1999 and $753,000, or 11.0%, in the nine month period ended September 30, 1999 compared to the same periods in 1998. The increase in net interest income in 1999 resulted primarily from higher volumes of interest earning assets and lower yields on interest bearing liabilities offset by lower yields on loans. The improved mix of interest earning assets and deposits favorably impacted net interest income. Average interest earning assets increased $19.2 million, or 13.0%, in the three months ended September 30, 1999 compared to the same period in 1998 and increased $16.9 million, or 12.2%, in the first nine months of 1999 compared to the same period in 1998.

The net interest margin (yield on interest earning assets less the rate paid on interest bearing liabilities) was flat in both the three and nine months ended September 30, 1999 compared to the same periods in 1998. The net yield on interest earning assets (net interest income divided by average earning assets) remained relatively the same for the third quarter of 1999 compared to 1998 and declined 8 basis points for the first nine months of 1999 compared to 1998. This was a result of a decline in the general level of interest rates during the past year offset in part by shifting the mix of earning assets into assets with higher yields. Loan yields were significantly impacted by a decline in the "prime rate" of 75 basis points from the prior year.

The yield on interest earning assets declined primarily due to a drop in loan yields of 76 basis points and 87 basis points in the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. This was caused by the drop in the prime rate noted above along with competitive pressures on loan yields in the Company's markets. This impact was offset to some extent by a reduction of investments in Federal funds with a corresponding increased investment in higher yielding investment securities. The yield on investment securities has increased as a result of investing in corporate bonds and extending maturities.

Interest expense declined in 1999 as a result of a decline in rates offset by increased deposit volumes and borrowings from the Federal Home Loan Bank of San Francisco. Average interest bearing liabilities increased by $11.5 million and $8.4 million in the three and nine periods ended September 30, 1999 compared to the same periods in 1998. Average noninterest bearing demand deposits increased by $6.2 million and $7.6 million for the three and nine months ended in 1999 compared to the same periods in 1998.

The rates paid on interest bearing liabilities declined 19 basis points and 39 basis points for the three and nine months ended September 30, 1999 compared to the same periods in 1998. This was due to reductions in overall interest rate levels and a reduction in time deposits as a percentage of interest bearing deposits in 1999. The Company's deposits are concentrated in low and noninterest bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are. Future asset growth will rely to a greater extent on increases in time deposits and borrowed funds, potentially increasing the rate paid on interest bearing liabilities.

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three and nine month periods ended September 30, 1999 and 1998 (dollars in millions):

                                         Three Months Ended September 30,
                                           1999                    1998
                                   Average       Yields/   Average       Yields/
                                   Balance       Rates     Balance       Rates
                                 -----------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees            $   132.6     9.32%     $   106.8      10.08%
Investment securities                   32.6     6.85           19.8       6.38
Federal funds sold                       1.6     5.37           21.0       5.61
                                 -----------------------------------------------
Total interest-earning assets          166.8     8.80          147.6       8.95

Allowance for loan losses               (2.5)                   (2.4)
Cash and due from banks                 10.0                     8.8
Other assets                             3.9                     3.4
                                 -----------------------------------------------
                                   $   178.2               $   157.4
                                 ===============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                      $    50.0     4.93%     $    46.2       5.39%
Interest-bearing demand deposits        42.8     1.97           40.8       1.95
Savings deposits                         4.8     1.24            5.1       1.98
FHLB borrowings                          6.0     5.10             --         --
Other debt                               1.0    19.30            1.0      19.25
                                 -----------------------------------------------
Total interest-bearing liabilities     104.6     3.66           93.1       3.85

Demand deposits                         54.5                    48.3
Other liabilities                        1.4                     1.1
Minority interest                        7.8                     6.6
Shareholders' equity                     9.9                     8.3
                                 -----------------------------------------------
                                   $   178.2               $   157.4
                                 ===============================================
Net interest margin                              5.14%                     5.10%
Net yield on interest-earning assets             6.50                      6.52

                                        Nine Months Ended September 30,
                                           1999                    1998
                                   Average       Yields/   Average       Yields/
                                   Balance       Rates     Balance       Rates
                                 -----------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees            $   121.4     9.30%     $   103.0      10.17%
Investment securities                   32.0     6.53           18.6       6.03
Federal funds sold                       1.6     5.02           16.5       5.53
                                 -----------------------------------------------
Total interest-earning assets          155.0     8.68          138.1       9.06

Allowance for loan losses               (2.4)                   (2.3)
Cash and due from banks                 10.1                     8.2
Other assets                             4.0                     3.7
                                 -----------------------------------------------
                                   $   166.7               $   147.7
                                 ===============================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                      $    44.4     4.81%     $    43.6       5.42%
Interest-bearing demand deposits        41.1     1.84           37.2       1.89
Savings deposits                         4.8     1.37            5.0       1.98
FHLB borrowings                          3.9     5.01             --         --
Other debt                               1.0    43.30            1.0      20.76
                                 -----------------------------------------------
Total interest-bearing liabilities      95.2     3.49           86.8       3.88

Demand deposits                         52.9                    45.4
Other liabilities                        1.3                     1.1
Minority interest                        7.5                     6.4
Shareholders' equity                     9.8                     8.0
                                 -----------------------------------------------
                                   $   166.7               $   147.7
                                 ===============================================
Net interest margin                              5.20%                     5.18%
Net yield on interest-earning assets             6.54                      6.62

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 1999 versus 1998 periods are summarized as follows (in thousands):

                        Three Months Ended          Nine Months Ended
                           September 30,               September 30,
                      ----------------------------------------------------------
                         Asset/  Interest            Asset/  Interest
                       Liability   Rate            Liability   Rate
                        Changes  Changes   Total    Changes  Changes   Total
                      ----------------------------------------------------------
Changes in:
     Interest income    $  568   $ (204)   $  364   $ 1,405  $ (691)   $  714
     Interest expense       45      (61)      (16)       53    (237)     (184)
                      ----------------------------------------------------------
Net interest income     $  523   $ (143)   $  380   $ 1,352  $ (454)   $  898
                      ==========================================================

Loans on which the accrual of interest had been discontinued at September 30, 1999 and 1998 amounted to $888,000 and $1,632,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $27,000 and $25,000 in the third quarters of 1999 and 1998, respectively. This would have raised the net yield on interest-earning assets and the net interest margin by approximately 6 and 7 basis points during the third quarters of 1999 and 1998, respectively. The nonaccrual loans decreased due to a loan that was placed back on accrual status in July 1999 after the underlying property was sold to a new owner. Interest of approximately $110,000 was recovered as part of the transaction.


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1999      1998       1999       1998
                                    --------------------------------------------
Allowance for loan losses
     balance at beginning of period   $ 2,449   $ 2,393    $ 2,444    $ 2,364

Charge-offs                                --       (14)       (93)       (37)
Recoveries                                156        51        254        103
                                    --------------------------------------------
Net recoveries                            156        37        161         66

Provision for loan losses                  --        --         --         --
                                    --------------------------------------------
Allowance for loan losses
     balance at end of period         $ 2,605   $ 2,430    $ 2,605    $ 2,430
                                    ============================================

All of the above charge-offs and recoveries were at Sunwest. The net recoveries during the three and nine months ended in 1999 are a result of improved asset quality and the high levels of charge-offs in previous years.

Management believes that the allowance for loan losses at September 30, 1999 of $2,605,000 or 1.94% of loans is adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions could adversely affect certain borrowers' ability to repay loans. While the Southern California and Orange County economies have exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows (dollars in thousands):

                     September 30,   December 31,   September 30,   December 31,
                         1999           1998           1998            1997
                     -----------------------------------------------------------
Nonaccrual loans       $  888        $ 1,360         $ 1,632        $    --
Loans 90 days past due
     and still accruing    --              1               2             31
                     -----------------------------------------------------------
Nonperforming loans       888          1,361           1,634             31
Real estate owned         508            528             528          1,151
                     -----------------------------------------------------------
Nonperforming assets   $1,396        $ 1,889         $ 2,162        $ 1,182
                     ===========================================================
Nonperforming loans/
    Total loans           .66%          1.24%           1.52%           .03%
Nonperforming assets/
    Total assets          .77           1.23            1.41            .90
                     ===========================================================


Nonperforming assets have decreased from $1,889,000 at December 31, 1998 to $1,396,000 at September 30, 1999 due primarily to a decline in nonperforming loans. The decrease is due to one nonaccrual loan being placed on accrual status in the second quarter of 1999 offset partially by another loan being placed on nonaccrual in the third quarter of 1999.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 at September 30, 1999. No restructured loans were on nonaccrual status at September 30, 1999.

Impaired loans have declined since December 31, 1998 due to a significant nonaccrual loan paying off.

OTHER OPERATING INCOME

Other operating income increased by $209,000 and $520,000 for the three and nine months ended September 30, 1999, respectively, as compared with the same periods in 1998 primarily as a result of recoveries of interest on loans on nonaccrual in prior years, increased deposit service charges and an insurance reimbursement of $61,000 on a 1998 lawsuit. See note (5) of the notes to consolidated financial statements. Other income includes recoveries of prior years' interest on loans on nonaccrual in prior years of $93,000 and $295,000 for the three and nine month periods ended September 30, 1999, respectively.

OTHER OPERATING EXPENSES

Other operating expenses increased $201,000 from the nine months ended September 30, 1998 to the same period in 1999. The increase was due primarily to increases of $257,000 in professional services expense and $121,000 in customer services expense offset by a decrease of $117,000 in salary and employee benefit expenses. The largest portion of the professional services increase was approximately $139,000, which was the result of hiring a consulting firm to conduct a profit improvement study. Higher professional service expenses also resulted from outsourced internal audit services, fees paid to hire new employees and fees paid to generate loan leads. The customer services expense increase resulted primarily from planned deposit growth in the Bank. See note
(6) of the notes to the unaudited consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         1999       1998       1999        1998
                                      ------------------------------------------
Other operating expenses               $ 1,899    $ 1,854    $ 5,843    $ 5,642
Other operating expenses
     (annualized)/average assets          4.26%      4.71%      4.67%      5.09%
Other operating expenses/net interest
     income and other operating income    61.0%      71.3%      67.4%      76.3%
                                      ==========================================

The decline in the other expense ratios is primarily a result of the increases in assets and income exceeding the increase in expenses. As the Company grows it is likely that operating expenses will also increase. The outside consulting firm that was engaged to conduct a profit improvement study has completed their review. The purpose of this review was to streamline processes to reduce expenses and improve the delivery of products and services to the Company's customers. The external costs of this review approximated $139,000. The Company expects the cost of this review to be recovered through productivity and revenue enhancements in 1999. The Company is currently assessing its facilities needs in light of its expected future growth and possible expansion into other areas of Orange County. Although no commitments for new facilities have been made, it is likely that additional investments in facilities will be made during 2000.

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

COST OF YEAR 2000 READINESS - The Company currently estimates that it will incur additional incremental out-of-pocket costs of about $39,000. These costs include equipment and software purchases that may be capitalized as fixed assets and amortized for up to five years and the cost of consultants to assist the Company with its year 2000 readiness efforts. Internal and external costs specifically associated with modifying internal-use software for the year 2000 are charged to expense as incurred. All of these costs are being funded through operating cash flows. Costs expensed to date for incremental costs associated with the year 2000 issue were approximately $200,000 through September 30, 1999. The Company's current estimates of the costs necessary to implement and test its year 2000 readiness are based on the facts and circumstances existing today. The estimates were made using assumptions of future events including the continued availability of certain resources, implementation success and other factors. New developments may occur that could affect the Company's estimates for year 2000 compliance. These developments include, but are not limited to: (a) the availability and cost of personnel trained in this area, (b) the ability to locate and correct all relevant computer code and equipment issues, and (c) the planning and implementation success needed to achieve full compliance.

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

INCOME TAXES

The Company and Sunwest recognized state income tax expense of $90,000 and $221,000 during the three and nine months ended September 30, 1999, compared to none for the same periods in 1998. Sunwest had $2.8 million of net deferred tax assets and approximately $5.3 million of net operating loss carryforwards for federal purposes, and none for state at December 31, 1998. Excluding the Sunwest amounts, the Company had $4.9 million of net operating loss carryforwards at December 31, 1998.

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

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 16% at September 30, 1999 and 21% at December 31, 1998. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first nine months of 1999 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 1999.

At September 30, 1999, West Coast had cash and short term investments totaling $297,000. No significant cash receipts are expected for the remainder of 1999.

West Coast anticipates cash expenditures during 1999 to consist of debt service payments and other operating expenses. West Coast's projected debt service for the remainder of 1999 is expected to total $21,000. West Coast anticipates that other operating expenses will be approximately $17,000 during the remainder of 1999. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

West Coast Bancorp had a 11.71%, 12.96% and 10.33% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 1999, respectively. Sunwest had a 13.21%, 14.46% and 10.75% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 1999, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "well capitalized" depository institution.

The Company had no material commitments for capital expenditures as of September 30, 1999.

                       WEST COAST BANCORP AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

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

         Exhibit 27 - Financial Data Schedule for September 30, 1999

(b)      Reports on Form 8-K

         None

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





     /s/Eric D. Hovde                                   November 12, 1999
     -----------------------------------------          ----------------------
     Eric D. Hovde                                      Date
     Chief Executive Officer





     /s/Frank E. Smith                                  November 12, 1999
     -----------------------------------------          ----------------------
     Frank E. Smith                                     Date
     Chief Financial Officer