Form 10KSB
period 1999-12-31
WEST COAST BANCORP /CA/
filed 2000-03-31
CIK 352187

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Total revenues for the most recent fiscal year:  $15,355,000.

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,888,000 based upon the last sale price on such date.

         Number of shares of Common Stock of the registrant outstanding as of February 29, 2000: 9,328,942

Transitional Small Business Disclosure Format: YES [ ]  NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB is incorporated by reference from registrant's definitive proxy statement which will be filed within 120 days of the fiscal year ended December 31, 1999.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I

   Item 1    Business..........................................................    3
   Item 2    Properties........................................................   17
   Item 3    Legal Proceedings.................................................   17
   Item 4    Submission of Matters to a Vote of Security Holders...............   17
   Item 4(A) Executive officers of the registrant..............................   17

PART II

   Item 5    Market for Common Equity and Related Stockholder Matters..........   18
   Item 6    Management's Discussion and Analysis .............................   18
   Item 7    Financial Statements .............................................   25
   Item 8    Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.............................   25

PART III

   Item  9   Directors, Executive Officers, Promoters and Control Persons......   25
   Item 10   Executive Compensation............................................   25
   Item 11   Security Ownership of Certain Beneficial Owners and Management....   25
   Item 12   Certain Relationships and Related Transactions....................   25

PART IV

   Item 13   Exhibits, List and Reports on Form 8-K............................   25

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

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

    The Company had net income of $1,721,000 or $.19 per share in 1999, as compared with net income of $1,289,000 or $.14 per share in 1998.

SUBSIDIARIES

Sunwest Bank

    Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank founded in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 1999, Sunwest had total consolidated assets of $186,795,000, total consolidated loans and leases of $133,008,000, and total consolidated deposits of $158,945,000. For the year ended December 31, 1999, Sunwest had net income of $3,274,000. Minority shareholders' interest reduced the net income to the Company by $1,424,000.

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

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

COMPETITION

    The banking and financial services business in California generally, and in Sunwest's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Sunwest competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than Sunwest. See "ITEM 1. BUSINESS - Supervision and Regulation - Financial Services Modernization Legislation."

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

agencies. See "ITEM 1. BUSINESS - Supervision And Regulation."

SUPERVISION AND REGULATION

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

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

Financial Services Modernization Legislation

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

    Generally, the Financial Services Modernization Act:

o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

o Provides an enhanced framework for protecting the privacy of consumer information;

o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

o Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"), and

o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    In order for West Coast to take advantage of the ability to affiliate with other financial services providers, West Coast must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company West Coast would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. See "ITEM 1. BUSINESS - Supervision And Regulation - Capital Standards." In addition, the Federal Reserve Board must also determine that each insured depository institution subsidiary of West Coast has at least a "satisfactory" CRA rating. See "- Sunwest Bank - Community Reinvestment Act and Fair Lending Developments." West Coast currently meets the requirements to make an election to become a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company. West Coast is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of West Coast and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, West Coast desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

    The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

    A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

    The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, Sunwest will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, Sunwest must be well-capitalized, and Sunwest would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

    West Coast and Sunwest do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that West Coast and Sunwest face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than West Coast and Sunwest.

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

    West Coast has not received any and does not currently plan on receiving any dividends from Sunwest in 2000. At December 31, 1999, Sunwest had an accumulated deficit, which prohibits it from payment of cash dividends without prior regulatory approval.
    Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, West Coast or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by collateral having a market value equal to the amount required by law. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate are limited to 10% of Sunwest capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Sunwest capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving West Coast and other controlling persons of Sunwest. Additional restrictions on transactions with affiliates may be imposed on Sunwest under the prompt corrective action provisions of federal law. See "ITEM 1. - BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

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

    The following tables present the amounts of regulatory capital and the capital ratios for West Coast and Sunwest, compared to their minimum regulatory capital requirements as of December 31, 1999 (dollars in thousands).

West Coast

                                   Actual               Required            Excess
                             ----------------      ----------------    ----------------
                             Amount     Ratio      Amount     Ratio    Amount     Ratio
                             ------     -----      ------     -----    ------     -----
Leverage ratio              $18,660      9.76%     $ 7,678    4.00%    $10,982    5.76%

Tier 1 risk-based ratio     $18,660     12.14%     $ 6,150    4.00%    $12,510    8.14%

Total risk-based ratio      $20,635     13.39%     $12,301    8.00%    $8,334     5.39%


Sunwest


                                   Actual               Required            Excess
                             ----------------      ----------------    ----------------
                             Amount     Ratio      Amount     Ratio    Amount     Ratio
                             ------     -----      ------     -----    ------     -----
Leverage ratio              $19,738     10.32%     $ 7,678    4.00%    $12,060    6.32%

Tier 1 risk-based ratio     $19,738     13.17%     $ 5,994    4.00%    $13,744    9.17%

Total risk-based ratio      $21,713     14.42%     $11,988    8.00%    $ 9,725    6.42%


Prompt Corrective Action And Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Company and Sunwest exceeded the required ratios for classification as "well capitalized."

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

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

    The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, Sunwest began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates Effective January 1, 2000, the rate paid to retire the Fico Bonds will be 2.12 basis points, equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

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

    A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted as of June 21, 1999, Sunwest was rated satisfactory in complying with its CRA obligations.

Current Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

Company's results of operations or financial position when adopted.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company's results of operations or financial position when adopted.


EMPLOYEES

At December 31, 1999, West Coast and its subsidiaries employed 64 persons of which 61 were full time. West Coast and its subsidiaries believe that their employee relations are satisfactory.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


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

Investment Securities

    The Company maintains a portion of its assets in investment securities to provide liquidity, generate a reasonable rate of return, meet pledging requirements, and minimize risk. At December 31, 1999, all of the Company's investment securities were classified as available-for-sale. Investment securities classified as available-for-sale are stated at market value.

                                                               Available for Sale
                                                          ----------------------------
(in thousands)                                                1999               1998
--------------------------------------------------------------------------------------
U.S. Treasury and  other government agency securities     $   991              $ 1,010
Collateralized mortgage obligations                        18,560               12,266
Mortgage-backed securities                                  4,876                6,042
Corporate bonds                                             4,900                4,533
Trust preferred securities                                  3,863                4,869
Municipal bonds                                             5,829                   --
Other securities                                              473                  408
--------------------------------------------------------------------------------------
Total                                                     $39,492              $29,128
--------------------------------------------------------------------------------------

The following table discloses the maturity dates and average yields of the investment securities at December 31, 1999. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated lives. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations. Trust preferred securities are classified in the one to five year category due to call provisions at the option of the issuer. The stated maturities are in excess of ten years.


                                      Due Within      Due After One Year     Due After Five
                                       One Year        But Within Five      Years But Within      Due After
                                                            Years              Ten Years          Ten Years
                               -----------------------------------------------------------------------------------
(dollars in thousands)         Amount        Yield    Amount      Yield    Amount      Yield   Amount       Yield
------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
  government agency
   securities                  $   --          --%   $  991        5.49%  $    --          --% $    --          --%
Collateralized mortgage
   obligations                    580        7.64     6,315        7.20     8,385        7.08    3,276        7.31
Mortgage-backed securities        177        6.77     1,992        8.21       827        6.84    1,880        7.63
Corporate bonds                   996        5.40     2,006        7.09     1,418        7.29      481        6.36
Trust preferred securities         --          --     3,865        8.73        --          --       --          --
Municipal bonds                    --          --     3,026        6.96     2,804        7.10       --          --
Other Securities                  473        4.08        --          --        --          --       --          --
------------------------------------------------------------------------------------------------------------------
Total                          $2,226        5.81%  $18,195        7.49%  $13,434        7.09%  $5,637        7.33%
------------------------------------------------------------------------------------------------------------------

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Loans by Type

    The following table sets forth loans by type as of December 31. The Company had no foreign loans during the periods reported.

(dollars in thousands)                                1999               1998
--------------------------------------------------------------------------------
Commercial                                        $  42,162           $  34,318
Real Estate - mortgage                               87,548              71,184
Real Estate - construction                            1,957                 376
Installment loans                                     1,698               3,942
Unearned income, discounts and fees                    (357)               (273)
--------------------------------------------------------------------------------
Total                                             $ 133,008           $ 109,547
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

    Sunwest was the only subsidiary that had loans for the periods presented. Loans have increased because of an emphasis on marketing efforts and an improving economy during 1999.

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

    The risks in the Company's loan portfolio stem from the individual credits that are contained therein and the diversification among the credits. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower interest rate is less risky than one with a higher rate; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 1999, the Company had no significant loan concentrations other than those listed above.

Rate Sensitivity

    Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.

    The following table sets forth the maturities for commercial and real estate-construction loans at December 31, 1999. These loans comprised 33% of the gross loan portfolio and are classified according to changes in interest rates.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


                                                       Maturing
--------------------------------------------------------------------------------
                                       Within   After One
                                        One      Year But     After
                                      Year or     Within       Five
(in thousands)                         Less     Five Years     Years      Total
--------------------------------------------------------------------------------
Commercial                            $22,122     $16,937     $3,103     $42,162
Real Estate - construction              1,449         508         --       1,957
--------------------------------------------------------------------------------
Total                                 $23,571     $17,445     $3,103     $44,119
--------------------------------------------------------------------------------
Loans included above with:
Fixed rates                           $ 3,310     $ 6,204     $  422     $ 9,936
Variable rates                         20,261      11,241      2,681      34,183
--------------------------------------------------------------------------------
Total                                 $23,571     $17,445     $3,103     $44,119
--------------------------------------------------------------------------------

Allowance for Credit Losses

    The following table discloses the activity in the allowance for credit losses for the years ended December 31:

(dollars in thousands)                                   1999             1998
--------------------------------------------------------------------------------
Allowance for credit losses at
  beginning of period                                 $ 2,444           $ 2,364

Charge-offs:
  Commercial                                             (158)               --
  Real estate - construction                               --               (13)
  Real estate - mortgage                                  (92)              (12)
  Installment loans to individuals                         (2)              (12)
  Direct lease financing                                   --                --
--------------------------------------------------------------------------------
Total Charge-offs                                        (252)              (37)
--------------------------------------------------------------------------------
Recoveries:
  Commercial                                               42               288
  Real estate - construction                               --                --
  Real estate - mortgage                                  205                 4
  Installment loans to individuals                         16                25
  Direct lease financing                                    2                 5
--------------------------------------------------------------------------------
Total Recoveries                                          265               322
--------------------------------------------------------------------------------
Net recoveries (charge-offs)                               13               285
Additions (reductions)
  charged to provision for credit losses                   --              (205)
--------------------------------------------------------------------------------
Balance at end of period                              $ 2,457           $ 2,444
--------------------------------------------------------------------------------
Allowance for credit losses as a percentage of:
  Average loans                                          1.87%             2.35%
  Loans at end of period                                 1.85%             2.23%
  Loans on nonaccrual and
    90 days past due                                   486.50%           179.57%
Net (recoveries) charge-offs as a
   percentage of:
  Average loans                                         (.01)%             (.27)%
------------------------------------------------------------------------------

    The allowance for credit losses is established by a provision for credit losses charged against current period income. Credit losses are charged against the allowance when, in Management's judgment, the credit is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that Management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. Management's evaluation takes into consideration several factors, including economic conditions and their effects on particular industries and specific borrowers, borrowers' financial data, regulatory examinations and requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. The allowance is available for all credit losses. The amount of the allowance is determined by establishing specific allocations, general allocations and supplemental allocations. Specific allocations are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. - BUSINESS - Selected Statistical Information - Classified Loans"). The general allocations are determined based upon quantitative historical loss experience of loans. The supplemental allocations are additional reserves that are based on economic conditions, year 2000 exposure, trends in delinquency, restructured and nonperforming loans, and are otherwise deemed necessary and prudent by Management. Management believes that the allowance for credit losses of $2,457,000, constituting approximately 1.85% of loans outstanding at December 31, 1999, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for credit losses and net charge-offs, see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operations."

    The Company established an allowance for credit losses at December 31, 1999 and 1998 for each category as set forth below. The allowance includes allocations for specific loans as well as general and supplemental allocations for each category.

(dollars in thousands)                              1999
-------------------------------------------------------------------------
                                                            Percent of
                                                           Loan Category
                                           Allowance       to Total Loans
-------------------------------------------------------------------------
Commercial                                  $  684               31.4%
Real estate-mortgage                         1,714               65.8
Real estate-construction                        24                1.5
Installment loans                               35                1.3
-------------------------------------------------------------------------
Total                                       $2,457              100.0%
-------------------------------------------------------------------------

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


(dollars in thousands)                             1998
-------------------------------------------------------------------------
                                                            Percent of
                                                           Loan Category
                                           Allowance       to Total Loans
-------------------------------------------------------------------------
Commercial                                  $  599               31.3%
Real estate-mortgage                         1,753               64.8
Real estate-construction                         3                0.3
Installment loans                               89                3.6
-------------------------------------------------------------------------
Total                                       $2,444              100.0%
-------------------------------------------------------------------------

Nonperforming Loans

    Loans for which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest on such loans is discontinued when reasonable doubt exists as to the full and timely collection of either principal or interest or generally when a loan becomes contractually 90 days past due with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due 90 days which, in Management's judgment, are considered to be well-secured and fully collectible. Restructured loans are those on which the terms have been modified in favor of the borrower as a result of the borrower's inability to meet the original terms.

    The following table summarizes loans which were on nonaccrual, loans 90 days or more past due and still accruing interest and restructured loans as of December 31:

(dollars in thousands)                                    1999         1998
-------------------------------------------------------------------------------
Nonaccrual loans                                         $  505        $1,360
90 days past due loans and
  still accruing                                             --             1
Restructured loans                                        2,041         2,070
Loans on nonaccrual and 90
  days past due/total loans                                0.38%         1.24%
Loans on nonaccrual and 90
  days past due/total assets                               0.27%         0.89%
-------------------------------------------------------------------------------

    The changes in the levels of nonperforming loans during 1999 and 1998 are discussed under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations - Nonperforming Assets."

    If loans on nonaccrual at December 31, 1999 had performed in accordance with original terms, interest income of the Company would have increased by $117,000. Under the original terms of the restructured loans, interest earned would have totaled $218,000 and $403,000 for the years ended December 31, 1999 and 1998, respectively. Under the restructured terms of the loans, interest income recorded amounted to $167,000 and $280,000 in 1999 and 1998, respectively.

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

    The following presents loans classified as substandard, doubtful and special mention at December 31:

(in thousands)                    1999       1998
---------------------------------------------------
Substandard                      $2,478      $3,879
Doubtful                              8           1
---------------------------------------------------
Total                            $2,486      $3,880
---------------------------------------------------
Special mention                  $2,096      $2,645
---------------------------------------------------

    There were no loans classified as loss for any of the periods presented. Except for the loans classified as substandard or doubtful, Management is not aware of any loans at December 31, 1999 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may deteriorate, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Real Estate Owned

    Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

(dollars in thousands)                         1999                1998
--------------------------------------------------------------------------------
Gross real estate owned                        $963                $831
Valuation allowance                             461                 303
--------------------------------------------------------------------------------
Net real estate owned                          $502                $528
--------------------------------------------------------------------------------
Percent of assets                               0.3%                0.3%
--------------------------------------------------------------------------------

    Real estate owned consists of real estate acquired in settlement of loans. Real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold and the terms of the sale.

    Once real estate is acquired and periodically thereafter, Management obtains a valuation of the real estate and a valuation allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance and such agencies may require the Company to recognize additions to the valuation allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net cost of operation of other real estate owned totaled $48,000 during 1999, representing 0.3% of the Company's total income for that year, as compared with $55,000 or 0.4% of revenue for 1998.

Deposits

    The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

(dollars in thousands)                              1999
--------------------------------------------------------------------
                                            Average        Interest
                                            Balance          Rate
--------------------------------------------------------------------
Noninterest-bearing
   demand deposits                        $ 53,900              --%
Interest-bearing
   demand deposits                          42,130             1.93
Savings deposits                             4,821             1.37
Time deposits                               47,391             4.87
--------------------------------------------------------------------
Total                                     $148,242             2.15%
--------------------------------------------------------------------

(dollars in thousands)                             1998
--------------------------------------------------------------------
                                            Average        Interest
                                            Balance          Rate
--------------------------------------------------------------------
Noninterest-bearing
   demand deposits                          $ 46,079            --%
Interest-bearing
   demand deposits                            38,049           1.89
Savings deposits                               5,007           1.92
Time deposits                                 43,217           5.35
--------------------------------------------------------------------
Total                                       $132,352           2.36%
--------------------------------------------------------------------

     The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 1999 were as follows (dollars in thousands):

                                                           Percentage
Maturity                                     Amount         of Total
----------------------------------------------------------------------
0-3 Months                                   $18,835          11.87%
3-6 Months                                     4,631           2.92
6-12 Months                                    7,720           4.87
Over 12 Months                                   726           0.46
----------------------------------------------------------------------
Total                                        $31,912          20.12%
----------------------------------------------------------------------

    Generally, the holders of these deposits are highly sensitive to changes in interest rates thereby increasing the competition for such deposits as well as the interest rates paid thereon. Time deposits are sometimes acquired from deposit brokers. Total brokered deposits at December 31, 1999 were $6.4 million.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Selected Financial Ratios

    The following table sets forth the ratios of net income to average total assets and to average shareholders' equity for the years ended December 31, as indicated. In addition, the ratios of average shareholders' equity to average total assets are presented. West Coast has not declared or paid any cash dividends during the periods presented.

                                              1999             1998
---------------------------------------------------------------------
Ratio of net income to:
  Average total assets                         1.00%             .86%
  Average shareholders' equity                17.36            15.74
Ratio of average shareholders'
  equity to average total assets               5.73             5.49
---------------------------------------------------------------------


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

Economic Conditions and Geographic Concentration.

    The Company's operations are located in Southern California and concentrated primarily in the area known as Orange County. As a result of the geographic concentration, the Company's results depend largely upon economic conditions in this area, which has been relatively volatile over the last several years. While the Southern California and Orange County economies recently have exhibited positive economic and employment trends, there is no assurance that such trends will continue. Deterioration in economic conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

Interest Rates

    The Company anticipates that interest rate levels will continue to increase moderately in 2000, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

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

Year 2000 Compliance

    During 1999, the Company completed its plan to address the year 2000 date change. The Company has not experienced any failures or disruptions in its systems since the date change and does not anticipate any date change problems in the future. However, management will continue to monitor, throughout the year, its systems and interactions with vendors, customers and other third parties to ensure that all systems continue to function properly. The costs of the year 2000 project through

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

December 31, 1999 totaled approximately $216,000. These costs include equipment and software purchased that are being amortized for up to five years. Internal and external costs specifically associated with modifying internal-use software for the year 2000 were expensed as incurred. No future expenditures are currently anticipated.

Other Risks

    From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

    Sunwest occupies its offices under long-term leases expiring at various dates through 2003. The Company's total occupancy expense for the year ended December 31, 1999 and 1998 were approximately $900,000 and $871,000, respectively. For additional information concerning properties, see "Notes 6, 14 and 17 of the Notes to the Consolidated Financial Statements" appearing elsewhere in this report.

ITEM 3.    LEGAL PROCEEDINGS

    In 1992, WCV, Inc. was named a "responsible party" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). Beginning in 1996 throughout 1999, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. WCV, Inc. expects that future cleanup costs will total $90,000 to $180,000 and that these costs will qualify as "eligible" costs and be reimbursed by USTF. The cost to remediate the Property has been tentatively estimated between $1,000,000 and $1,100,000 of which $912,000 has been incurred through December 31, 1999. The USTF limits the reimbursement per site to $1 million. WCV, Inc. has been reimbursed $738,000 through December 31, 1999.

   In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to shareholders during the fourth quarter of 1999.

ITEM 4(A)  EXECUTIVE OFFICERS OF THE REGISTRANT

    As of February 29, 2000, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

Eric D. Hovde, Age 35

      Chairman of the Board, President and Chief Executive Officer, West Coast. Chairman of the Board, Sunwest.

      Eric D. Hovde has been Chairman of the Board, President and Chief Executive Officer of West Coast Bancorp since June 1998 and Chairman of the Board of Sunwest since March 1999. Mr. Hovde has been president of Hovde Financial, Inc. since 1987 and has been Chairman and President of Hovde Securities, Inc. since 1989.

Frank E. Smith, Age 49

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

James G. LeSieur, Age 58

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


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

                                           1999                      1998
                                    High           Low           High      Low
--------------------------------------------------------------------------------
First Quarter                       $1.41         $0.88         $2.13      $1.22
Second Quarter                       1.63          1.20          1.88       1.69
Third Quarter                        1.59          1.25          1.63       1.06
Fourth Quarter                       1.53          1.38          1.31       0.94
--------------------------------------------------------------------------------


Holders of Record

    As of February 29, 2000, there were approximately 2,600 holders of record of West Coast's common stock.

Dividends

    No dividends have been paid by West Coast since inception. At the present time, West Coast plans to retain any earnings to increase its liquidity and capital levels. For additional information on dividends, see "ITEM 1. BUSINESS - SUPERVISION AND REGULATION - Dividends and Other Transfers of Funds."


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following presents Management's discussion and analysis of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the years ended December 31, 1999 and 1998. West Coast's primary subsidiary is its majority owned subsidiary Sunwest Bank ("Sunwest"). This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

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


GENERAL

    The Company posted net income of $1,721,000 or $0.19 per share ($0.18 diluted) in 1999 versus $1,289,000 or $0.14 per share in 1998. Pretax income before the provision for credit losses and minority interest expense increased $1,616,000, or 72%, in 1999 from 1998. This increase resulted from higher net interest income reflecting asset growth of 21% and higher noninterest income offset by increases in operating expenses due to the growth in the Company's core business. In the fourth quarter of 1999 Sunwest began fully providing for income taxes because all net operating loss carryforwards have been realized for financial statement purposes.

    On September 13, 1996, Western Acquisitions, L.L.C. and Western
Acquisition Partners, L.P., (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest. Minority interest expense reduced pretax income by $1.4 million and $1.1 million in 1999 and 1998, respectively.

    The only other remaining subsidiary with activity during the periods was WCV Inc. Its activity was limited to the restoration of one remaining property.

    The Company had total assets, loans and deposits as of December 31 as follows:

(in millions)                                   1999            1998
----------------------------------------------------------------------
Total assets                                    $187             $154
Total loans and leases                           133              110
Total deposits                                   159              134
----------------------------------------------------------------------

RESULTS OF OPERATIONS

General

    The Company had net income of $1,721,000 in 1999 versus $1,289,00 in 1998, an increase of $432,000. Pretax income before the provision for credit losses and minority interest expense increased $1,616,000, or 72%, in 1999 from 1998. Factors contributing to the increase include higher net interest income of $1,206,000 from asset growth and higher noninterest income of $538,000 due primarily to increased service charges and recoveries of prior years' interest on charged off loans. These factors were partially offset by higher noninterest expense of $126,000. Net income was negatively affected, compared to 1998, by a lower negative loan loss provision ($205,000) and higher tax expenses ($701,000).

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Net Interest Income

    The increase in net interest income in 1999 resulted primarily from higher volumes of interest earning assets. Average interest earning assets increased $23 million from 1998 to 1999.

    In 1999, the net interest margin (yield on earning assets less the rate paid on interest-bearing liabilities) and net yield on interest earning assets (net interest income divided by average earning assets) decreased from the prior year. This occurred due to a decline in the yield earned on interest earning assets.

    The yield on interest earning assets declined due to a 76 basis point drop in the yield on loans. Market rates for loans decreased in 1999 due to the "prime rate" decreasing 75 basis points between October and November 1998. Increased competition for loans also resulted in lower yields on loans. Prime rate was 7.75% from January 1999 to June 1999. Five increases in the Federal funds rate from the period June 1999 through March 2000 have resulted in the current prime rate of 9.00%. This will tend to increase the net interest margin at the Company in 2000. An increase in investment securities yields of 74 basis points partially offset the decline in loan yield. Investment securities yields increased primarily as a result of investing in higher yielding securities.

    Interest expense increased in 1999 primarily from changes in interest-bearing liability volumes. Average interest-bearing liabilities increased by $13 million from 1998 to 1999.

    The rate paid on interest-bearing liabilities decreased 21 basis points from 1998 to 1999 due primarily to lower interest rates. The reduction in rates was partially offset by the Company's use of wholesale funds, including nationally gathered time deposits from its Money Desk operation and Federal Home Loan Bank borrowings. These funding sources generally bear higher rates than locally gathered deposits. The Company intends to expand its use of wholesale funds in 2000.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Average Balance Sheets and Analyses of Net Interest Earnings

    Information concerning average interest earning assets and interest-bearing liabilities, along with the interest earned or paid thereon and the average interest rates earned and paid thereon, is set forth in the following table for the years ended December 31. Averages were computed based on daily balances. The Company had no income or yield earned on tax exempt securities during any of the periods presented.

(dollars in thousands)                           1999                            1998
---------------------------------------------------------------------------------------------------
                                     Average              Average    Average             Average
                                     Balance    Interest    Rates    Balance   Interest    Rates
---------------------------------------------------------------------------------------------------
Assets
Loans, net of unearned loan fees
  & discounts(1)                    $124,402     $11,586     9.31%   $104,045   $10,473    10.07%
Investment securities                 29,981       2,088     6.96      20,689     1,286     6.22
Federal funds sold                     1,363          68     4.99      14,668       797     6.22
Interest-bearing deposits
  with banks                              --          --       --          11         1     9.09
---------------------------------------------------------------------------------------------------
Interest earning assets              161,350      14,030     8.70     139,413    12,557     9.01

Allowance for credit losses           (2,475)                          (2,424)
Cash and due from banks                9,873                            8,603
Other assets                           4,166                            3,664
---------------------------------------------------------------------------------------------------
Total assets                        $172,914                         $149,256
---------------------------------------------------------------------------------------------------

Liabilities and Shareholders'
  Equity
Time deposits                       $ 47,391     $ 2,310     4.87%   $ 43,217   $ 2,314     5.35%
Interest-bearing demand deposits      42,130         813     1.93      38,049       719     1.89
Savings deposits                       4,821          66     1.37       5,007        96     1.92
FHLB borrowings                        4,904         257     5.24         121         6     4.96
Other debt(2)                            791         151    19.09         948       195    20.57
---------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   100,037       3,597     3.60      87,342     3,330     3.81

Demand deposits                       53,900                           46,079
Other liabilities                      1,357                            1,115
Minority Interest                      7,704                            6,530
Shareholders' equity                   9,916                            8,190
---------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity              $172,914                         $149,256
---------------------------------------------------------------------------------------------------
Net interest income                              $10,433                         $9,227
Net interest margin                                          5.10%                          5.20%
Net yield on interest earning                                6.47                           6.62
assets
---------------------------------------------------------------------------------------------------

(1) Interest income includes loan fees of $190,000 and $231,000 for the years ended December 31, 1999 and 1998, respectively. Loans, net of unearned loan fees and discounts, include loans placed on nonaccrual.

(2)   Other debt includes a capital lease, and other borrowed funds.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Rate and Volume Variance Analyses
    The following schedule analyzes the rate and volume changes in net interest income for the years ended December 31. The variances attributable to simultaneous volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.

                                                   1999 vs. 1998                      1998 vs. 1997
                                       ----------------------------------     -----------------------------------
(in thousands)                         Volume         Rate        Total       Volume         Rate         Total
-----------------------------------------------------------------------------------------------------------------
Interest Income:
Loans and leases                       $ 1,938      $  (825)     $ 1,113      $ 1,535      $  (343)     $ 1,192
Investment securities                      988          102        1,090          499          (16)         483
Federal funds sold                        (669)         (60)        (729)         175           (7)         168
Interest-bearing deposits with banks        (1)          (1)          (2)         (37)          12          (25)
-----------------------------------------------------------------------------------------------------------------
Total                                    2,256         (783)       1,472        2,172         (354)       1,818

Interest Expense:
Time deposits                              213         (217)          (4)         605          (34)         571
Interest-bearing demand deposits            78           16           94          111            -          111
Savings deposits                            (3)         (27)         (30)           5           (4)           1
FHLB Borrowings                            251            -          251            -            -            -
Other debt                                 (46)           2          (44)           -           21           21
-----------------------------------------------------------------------------------------------------------------
Total                                      493         (226)         267          721          (17)         704
-----------------------------------------------------------------------------------------------------------------
Net change in net interest income      $ 1,763      $  (558)     $ 1,205      $ 1,451      $  (337)     $ 1,114
-----------------------------------------------------------------------------------------------------------------


Provision for Credit Losses

    For the tables showing the Company's "Allowance for credit losses, net charge-offs and provision for credit losses": See "ITEM 1 - BUSINESS - SELECTED STATISTICAL INFORMATION - Allowance for credit losses."

    The Company had a credit provision for credit losses in 1998 due to improvements in the Company's loan portfolio and recoveries of loan losses from prior years.

    Management has maintained the Company's allowance for credit losses as a percentage of loans at a level higher than industry averages, which reflects the result of a comprehensive risk assessment system to identify and quantify risk in the portfolio. Management believes that the allowance for credit losses at December 31, 1999 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 - SELECTED STATISTICAL INFORMATION - Classified loans" for a summary of classified loans.

    The ultimate collectability of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies exhibited positive trends for several years, there is no assurance that such trends will continue. Deterioration in economic conditions could result in deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for credit losses and would adversely affect the financial condition and results of operations of the Company.

Charge-offs

    All charge-offs and recoveries were located at Sunwest. The increase in charge-offs in 1999 is a result of two loans charged off. The current low level of net charge-offs relates primarily to the economy and real estate values improving in southern California. The Company's net (recoveries) charge-offs as a percentage of average loans were (0.01)% in 1999 and (0.27)% in 1998.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


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

    Nonperforming loans totaled $505,000 and $1,361,000 at December 31, 1999 and 1998, respectively. This amounted to 0.38% and 1.24% of total loans for the same respective periods.

    In 1999, nonperforming loans decreased by $856,000 primarily due to a $1.2 million loan being upgraded when assumed by a new borrower and placing another loan on nonaccrual status.

    Real estate owned totaled $27,000, $475,000 and $502,000 at December 31, 1999 at West Coast, Sunwest and the Company, respectively. At December 31, 1998, real estate owned totaled $53,000, $475,000 and $528,000 at West Coast, Sunwest and the Company, respectively. This represented 0.3% of the Company's assets at December 31, 1999, and 1998, respectively.

    Nonperforming assets (nonperforming loans and real estate owned combined) totaled $27,000, $980,000 and $1,007,000 at December 31, 1999 at West Coast,
Sunwest and the Company, respectively. At December 31, 1998, nonperforming assets totaled $53,000, $1,836,000 and $1,889,000 at West Coast, Sunwest and the Company, respectively. This represented 0.5% and 1.2% of the Company's assets at December 31, 1999 and 1998, respectively.

    Restructured loans, all of which were performing in compliance with their modified terms, totaled $2,041,000 and $2,070,000 at December 31, 1999 and 1998. No restructured loans were on nonaccrual status at December 31, 1999 and 1998.

Other Operating Income

    A summary of other operating income by category is presented in NOTE 12 of the Notes to the Consolidated Financial Statements. Other operating income increased to $1,325,000 from $787,000 in 1998. The income was due primarily to increases in interest recovered from loans charged off in prior years, depositor charges and service charges.

Other Operating Expenses

    Other operating expenses increased from 1998 to 1999. A summary of the operating expenses is presented in NOTE 13 of the Notes to the Consolidated Financial Statements.

    A summary of other operating expenses follows:

(dollars in thousands)                1999          1998
----------------------------------------------------------
Other operating expenses           $  7,909      $  7,783
Other operating expenses
 /Net interest and other
 operating income                      67.3%         77.7%
Other operating expenses
 /Average assets                        4.6%          5.2%
----------------------------------------------------------

    Other operating expenses increased by $126,000 or 2% from 1998 to 1999. The increase is primarily due to increases in customer service expense and professional services. The number of full time equivalent employees declined from 65 at the end of 1998 to 62.5 at the end of 1999. Professional services increased primarily due to reengineering consulting fees, recruitment fees, marketing fees, and year 2000 remediation consulting fees. Increases in customer service expense are the result of the growth in the Company's core business.

    The Company has been able to improve its expense ratios through improvements in processes and technology. The Company is anticipating higher other operating expenses in 2000 related to continued growth and the development of new products and services.

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

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

Income Taxes

    A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 9 of the Notes to the Consolidated Financial Statements. Sunwest has fully recognized the benefits of its net operating tax loss carryforwards for financial statement purposes and began recording income tax expense using an effective rate of 41.25% in the fourth quarter of 1999.

LIQUIDITY

The Company

    Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on loans, increased deposits and borrowings. The Company had loan commitments of $29,471,000 and standby and commercial letters of credit totaling $503,000 at December 31, 1999. The majority of outstanding loan commitments are not expected to be drawn upon. All the outstanding loan commitments were at Sunwest.

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

    The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 17% at December 31, 1999 and 21% at December 31, 1998. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

    The Company's cash and cash equivalents decreased by $2.0 million during 1999. Cash from operating activities increased cash by $4.3 million primarily from $1.7 million of net income. Investing activities used $37.1 million in cash and cash equivalents which consisted primarily of net loan increases of $23.8 million and net increases in investments of $12.8 million. Net cash of $30.8 million was used in financing activities and consisted of a $24.9 million net increase in deposits and a $6.0 million increase in FHLB borrowings.

The Parent Company

    West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

    During 1999, West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2000.

   West Coast's primary source of cash in 2000 is expected to be earnings on cash and short term investments. At December 31, 1999, West Coast had cash and short term investments of $288,000.

   West Coast anticipates cash expenditures during 1999 to consist of debt service payments and other operating expenses. In January 1998, West Coast executed a note and security agreement with a company owned by one of its former directors, John B. Joseph. The original amount of the note was $514,000 representing unpaid fees for services. The current balance of this note is $414,000. An unrelated bank currently owns the note. The note bears interest at 9%, payable monthly, with principal due January 29, 2001. Five shares of Sunwest Bank stock secure the note. On June 9, 1998, the Company executed a note in the amount of $450,000 to Eric D. Hovde, Chairman and President of West Coast. The note replaced an existing note payable to an unrelated third party that was purchased from the third party by Mr. Hovde. The note bears interest at prime plus 2% with principal payments of $12,000 due quarterly and a maturity date of June 30, 2000. At this time management believes that the maturity date will be extended to June 2001. West Coast's projected debt service in 2000 for all notes payable is expected to total $84,000. Principal and interest outstanding under these notes totaled $841,000 at December 31, 1999. West Coast anticipates that other operating expenses will be approximately $87,000 during 2000. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

    The Company had a 12.14%, 13.39% and 9.76% Tier 1 risk-based capital, total risk-based capital and leverage ratio at December 31, 1999, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

    The Company had no material commitments for capital expenditures as of December 31, 1999.

    The Company has not paid dividends and does not contemplate paying dividends in 2000.

ASSET AND LIABILITY MANAGEMENT

   Management of assets and liabilities in terms of rate, maturity and quality has an important effect on liquidity and net interest margin, and rate sensitivity is of particular importance. Rate sensitivity is determined by calculating

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999

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

    The Company had a net asset sensitivity of $65.7 million at December 31, 1999. Interest rates declined in the last quarter of 1998 with the Fed funds rate decreasing 75 basis points due to actions taken by the Federal Reserve Bank. In 1999, these actions were reversed and the Fed funds rate rose 75 basis points by the end of the year. The Company's net yield on interest earning assets decreased from 6.62% in 1998 to 6.47% in 1999.

The following table sets forth the interest earning assets and interest-bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at December 31, 1999:

                                                                                    Over
                                                          91                       One Year
                                          Immediate     Through        181          Through         Over
(dollars in thousands)                    Through         180         Through        Five           Five
                                          90 Days        Days        365 Days        Years          Years     Total
------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                                    $ 47,406      $ 14,591      $ 10,348       $ 48,617      $ 12,046      $133,008
Investments and Federal funds               6,883           733         1,130         16,480        20,516        45,742
------------------------------------------------------------------------------------------------------------------------
Total interest earning assets            $ 54,289      $ 15,324      $ 11,478       $ 65,097      $ 32,562      $178,750
------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Time certificates of deposit of
  $100,000 or more                       $ 18,835      $  4,631      $  7,720       $    727           $--      $ 31,913
Time certificates of under $100,000         8,004         7,907         5,293          1,069            --        22,273
Other interest-bearing deposits            19,768            --            --             --        30,969        50,737
Other interest-bearing liabilities          2,038         2,042         4,078             --            --         8,158
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $ 48,645      $ 14,580      $ 17,091       $  1,796      $ 30,969      $113,081
------------------------------------------------------------------------------------------------------------------------
Rate sensitive gap                       $  5,644      $    744      $ (5,613)      $ 63,301      $  1,593      $ 65,669
------------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive gap            $  5,644      $  6,388      $    775       $ 64,076      $ 65,669      $ 65,669
------------------------------------------------------------------------------------------------------------------------
Cumulative assets divided by
  liabilities                              111.60%       110.10%       100.97%        178.04%       158.07%       158.07%
------------------------------------------------------------------------------------------------------------------------

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


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

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 1999.

(c)     Exhibits required by Item 601 of Regulation S-K. See Item 13(a) 3.

(d)     Additional financial statements. Inapplicable.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.


                               WEST COAST BANCORP
                               (Registrant)
                               By

                                /s/ Eric D. Hovde
                                -------------------------------------
                                Eric D. Hovde
                                Chairman of the Board, President and
                                Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Eric D. Hovde                Chairman of the Board,             March 29, 2000
-----------------                President and
Eric D. Hovde                    Chief Executive Officer
                                 (Principal Executive Officer)


/s/ Frank E. Smith               Chief Financial Officer            March 29, 2000
------------------               (Principal Financial
Frank E. Smith                   and Accounting Officer)


/s/ Michael A. Cohen             Director                           March 29, 2000
--------------------
Michael A. Cohen


/s/ Robert W. Hodgson            Director                           March 29, 2000
---------------------
Robert W. Hodgson


/s/ James G. LeSieur, III        Director                           March 29, 2000
-------------------------
James G. LeSieur, III


/s/ Richard L. Shepley           Director                           March 29, 2000
----------------------
Richard L. Shepley


ITEMS 7, 13(a)(1) AND 13(a)(2)

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
West Coast Bancorp and Subsidiaries:

    Consolidated Balance Sheets -
      December 31, 1999 and 1998...............................................F-2

    Consolidated Statements of Operations for the Years Ended
      December 31, 1999 and 1998...............................................F-3

    Consolidated Statements of Comprehensive Income for the Years
      Ended December 31, 1999 and 1998.........................................F-3

    Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1999 and 1998...................................F-3

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999 and 1998...............................................F-4

    Notes to Consolidated Financial Statements.................................F-5

    Report of Independent Public Accountants..................................F-19

    Responsibility for Financial Reporting....................................F-19


All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


CONSOLIDATED BALANCE SHEETS                 West Coast Bancorp and Subsidiaries
(in thousands, except share data)

                                                                                  At December 31,
ASSETS                                                                              1999       1998
------------------------------------------------------------------------------------------------------
Cash and due from banks                                                          $  5,574    $  9,334
Federal funds sold                                                                  6,250       4,500
Investment securities available-for-sale at fair value                             39,492      29,128

Loans                                                                             133,008     109,547
Less allowance for loan losses                                                     (2,457)     (2,444)
------------------------------------------------------------------------------------------------------
        Net loans                                                                 130,551     107,103
------------------------------------------------------------------------------------------------------

Real estate owned, net                                                                502         528
Premises and equipment, net                                                         1,041         516
Deferred taxes                                                                      1,976       1,408
Other assets                                                                        1,437       1,267
------------------------------------------------------------------------------------------------------
                                                                                 $186,823    $153,784
------------------------------------------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------------------------------------------
Deposits:
Demand, non interest-bearing                                                     $ 53,723    $ 47,254
Savings, money market and interest-bearing demand                                  50,738      45,510
Time certificates under $100,000                                                   22,273      20,288
Time certificates of $100,000 or more                                              31,912      20,687
------------------------------------------------------------------------------------------------------
        Total deposits                                                            158,646     133,739
------------------------------------------------------------------------------------------------------
Federal Home Loan Bank borrowings                                                   8,000       2,000
Other borrowed funds                                                                  541         589
Capital lease obligation                                                              158         265
Other liabilities                                                                   1,516       1,364
------------------------------------------------------------------------------------------------------
        Total liabilities                                                         168,861     137,957

Commitments and contingencies (Note 17)

Minority interest in subsidiary                                                     8,045       7,094
------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Common stock, no par value; 30,000,000 shares authorized; 9,328,942 and
  9,258,942 shares issued and outstanding in 1999 and 1998, respectively           30,351      30,274
Accumulated deficit                                                               (19,737)    (21,458)
Accumulated other comprehensive income, net of tax                                   (697)        (83)
------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                  9,917       8,733
------------------------------------------------------------------------------------------------------
                                                                                 $186,823    $153,784
------------------------------------------------------------------------------------------------------


          (See accompanying notes to consolidated financial statements)

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


CONSOLIDATED STATEMENTS OF OPERATIONS       West Coast Bancorp and Subsidiaries
(in thousands, except per share data)

                                                                              Years ended
                                                                               December 31,
INTEREST INCOME                                                             1999           1998
-------------------------------------------------------------------------------------------------
Loans, including fees                                                     $ 11,586      $ 10,473
Federal funds sold                                                              68           797
Investment securities                                                        2,376         1,287
-------------------------------------------------------------------------------------------------
        Total interest income                                               14,030        12,557
-------------------------------------------------------------------------------------------------

INTEREST EXPENSE
-------------------------------------------------------------------------------------------------
Savings, money market and interest-bearing demand deposits                     879           816
Time certificate deposits under $100,000                                     1,055         1,403
Time certificate deposits of $100,000 or more                                1,255           909
-------------------------------------------------------------------------------------------------
        Total interest on deposits                                           3,189         3,128
Other                                                                          408           202
-------------------------------------------------------------------------------------------------
        Total interest expense                                               3,597         3,330
-------------------------------------------------------------------------------------------------
        Net interest income                                                 10,433         9,227

Provision (benefit) for loan losses                                              -          (205)
-------------------------------------------------------------------------------------------------
        Net interest income after provision (benefit) for loan losses       10,433         9,432

Other operating income                                                       1,325           787
Other operating expenses                                                     7,909         7,783
Minority interest in net income of subsidiary                                1,424         1,146
(Loss) gain on liquidation of WCV, Inc.                                         (1)            1
-------------------------------------------------------------------------------------------------
Income before income taxes                                                   2,424         1,291
Income tax expense                                                             703             2
-------------------------------------------------------------------------------------------------
        Net income                                                        $  1,721      $  1,289
-------------------------------------------------------------------------------------------------
Basic earnings per share                                                  $    .19      $    .14
-------------------------------------------------------------------------------------------------
Diluted earnings per share                                                $    .18      $    .14
-------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

                                                                               Years ended
                                                                               December 31,
                                                                             1999        1998
-------------------------------------------------------------------------------------------------
Net income                                                                   $1,721      $1,289
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale investments
  arising during period                                                        (614)       (122)
-------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                              (614)       (122)
-------------------------------------------------------------------------------------------------
Comprehensive income                                                         $1,107      $1,167
-------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY
(in thousands)

                                                                Accumulated
                                              Common stock         Other
                                            ----------------   Comprehensive   Accumulated   Shareholders'
                                            Shares    Amount      Income         Deficit        Equity
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                9,169    $ 30,176    $     39     $(22,747)    $  7,468
Net Income                                     --          --          --        1,289        1,289
Stock options exercised                        90          98          --           --           98
Change in securities valuation
  allowance, net of tax                        --          --        (122)          --         (122)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                9,259      30,274         (83)     (21,458)       8,733
Net income                                                                        1,721       1,721
Stock options exercised                        70          77          --           --           77
Change in securities valuation
  allowance, net of tax                        --          --        (614)          --         (614)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                9,329    $ 30,351    $   (697)    $(19,737)    $  9,917
-----------------------------------------------------------------------------------------------------------

          (See accompanying notes to consolidated financial statements)

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 1999


CONSOLIDATED STATEMENTS OF CASH FLOWS      West Coast Bancorp and Subsidiaries
(in thousands)

                                                                                 Years ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                 1999          1998
---------------------------------------------------------------------------------------------------------
Net income                                                                         $  1,721      $  1,289
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                        338           325
   Provision (benefit) for credit losses                                                 --          (205)
   Minority interest in net income of subsidiary                                      1,177         1,146
   Write-down of real estate owned                                                       26            16
   Gain on sales of real estate owned                                                    --           (10)
   Gain on sale and liquidation of subsidiaries                                          --            (1)
   Increase (decrease) in deferred tax asset                                            178          (105)
   Amortization and accretion from investment securities                                847          (275)
   Accrual for lease loss                                                                88           150
   Increase in other assets                                                            (170)         (145)
   Increase in other liabilities                                                         64           365
---------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                       4,269         2,550
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------
Proceeds from maturity of interest bearing balances                                      --            99
Proceeds from maturity of investment securities available-for-sale                      467         3,982
Purchase of investment securities available-for-sale                                (13,264)      (15,855)
Net increase in loans                                                               (23,809)       (6,385)
Proceeds from sales of real estate owned                                                361           617
Proceeds from sales of premises and equipment                                           395            61
Purchases of premises and equipment                                                  (1,258)         (203)
---------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                         (37,108)      (17,684)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------
Net increase in deposits                                                             24,907        18,769
Cash payments on other borrowed funds                                                   (48)         (377)
Repayment of capital lease obligation                                                  (107)          (63)
Advances from Federal Home Loan Bank                                                  8,000         2,000
Repayments of advances from Federal Home Loan Bank                                   (2,000)           --
Stock options exercised                                                                  77            98
---------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                      30,829        20,427
---------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                     (2,010)        5,293
Cash and cash equivalents at beginning of year                                       13,834         8,541
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $ 11,824      $ 13,834
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------
Cash paid during the period for:
   Interest                                                                        $  3,509      $  3,327
   Income taxes                                                                         367           107
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------------
Transfer note payable affiliate to other borrowed funds                            $    414      $     --
Transfer from accrued liabilities to note payable affiliate                              --           514
Loan to facilitate sale of other real estate owned                                       --           496
---------------------------------------------------------------------------------------------------------


          (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


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

    The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. All inter-company balances and transactions have been eliminated in consolidation.

INTEREST BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS

    Interest bearing deposits with financial institutions generally represent certificates of deposit of $100,000 or less held at other financial institutions with FDIC insurance.

INVESTMENT SECURITIES

    The Company's securities portfolio includes U.S. Treasury, U.S. federal agency, mortgage backed securities, collateralized mortgage obligations and corporate debt securities and municipal bonds.

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

    The Company has no investments classified as trading or held-to-maturity.

INTEREST RATE SWAPS

    Interest rate swaps are used in the Company's management of interest rate sensitivity. The periodic net settlement for interest rate swaps is recorded as an adjustment to the net interest income or interest expense of the related asset or liability.

INTEREST ON LOANS

    Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due by ninety days or more with respect to principal or interest. The accrual of interest may be continued on a well-secured loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


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

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization that is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives of the improvements whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


allowance is established for any impaired long-lived assets.

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with original maturities of less than 90 days and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

    Non-interest earning cash reserves of $323,000 and $2,092,000 were required by Sunwest to satisfy Federal regulatory requirements at December 31, 1999 and 1998, respectively.

EARNINGS PER SHARE

Earnings per share calculations are computed as follows:

                                                             Per-Share
                                   Income        Shares       Amount
                                --------------------------------------
For the year ended 1998:
Net Income                      $1,289,000
Basic earnings per share
Income available to common
  shareholders                  $1,289,000       9,221,442      $0.14
----------------------------------------------------------------------
Options issued to
  executives and directors                          53,832
Diluted earnings per share      $1,289,000       9,275,274      $0.14
----------------------------------------------------------------------

For the year ended 1999:
Net Income                      $1,721,000
Basic earnings per share
Income available to common
  shareholders                   $1,721,000      9,299,775      $0.19
----------------------------------------------------------------------
Options issued to executives
  and directors                                     12,505
Diluted earnings per share       $1,721,000      9,312,280      $0.18
----------------------------------------------------------------------

    Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined on the assumptions that the stock options were exercised in the periods when their exercise prices were less than market price.

RECLASSIFICATIONS

    Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS
No. 137 "Accounting for Derivative Instruments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998

and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial position when adopted.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company's results of operations or financial position when adopted.

NOTE 2
INVESTMENT SECURITIES

    At December 31, 1999 and 1998 all investment securities were classified as available-for-sale. A summary of the Bank's investment portfolio is as follows at December 31, 1999 (in thousands):

                                                Gross Unrealized        Estimated
                                 Amortized    --------------------        Fair
                                   Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury and other
  government agency
  securities                     $   997      $    --      $    (6)      $   991
Taxable municipal
  bonds                            5,943           --         (114)        5,829
Collateralized mortgage
  obligations                     19,104           --         (544)       18,560
Mortgage-backed
  securities                       4,908           --          (32)        4,876
Corporate bonds                    5,097           --         (197)        4,900
Trust preferred
  Securities                       5,052           --       (1,189)        3,863
Other securities                     473           --           --           473
--------------------------------------------------------------------------------
     Total                       $41,574      $    --      $(2,082)      $39,492
--------------------------------------------------------------------------------

    A summary of available-for-sale investment securities is as follows at December 31, 1998 (in thousands):

                                                Gross Unrealized        Estimated
                                 Amortized    --------------------        Fair
                                   Cost        Gains        Losses       Value
--------------------------------------------------------------------------------
U.S. Treasury and other
  government agency
  securities                     $   995      $    15      $    --       $ 1,010
Collateralized mortgage
  obligations                     12,493           --         (227)       12,266
Mortgage-backed
  securities                       5,927          115           --         6,042
Corporate bonds                    4,595           --          (62)        4,533
Trust preferred
  Securities                       4,960           --          (91)        4,869
Other Securities                     408           --           --           408
--------------------------------------------------------------------------------
     Total                       $29,378      $   130      $  (380)      $29,128
--------------------------------------------------------------------------------

    At December 31, 1999, investment securities available-for-sale with a book value of $21,064,000 were pledged as collateral to secure public funds and for other purposes as required or permitted by law.

    Proceeds from maturities of debt securities during 1999 and 1998 were $467,000 and $3,982,000, respectively. Gains and losses on investment securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


are determined on the specific identification method and are included in other income.

    The amortized cost and estimated fair value of securities at December 31, 1999, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated lives. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations. Trust preferred securities are included in the one year to five year category due to call provisions at the option of the issuer. The stated maturities are in excess of ten years.

                                                      Amortized        Estimated
(in thousands)                                           Cost         Fair Value
--------------------------------------------------------------------------------
Due in one year                                        $ 2,275           $ 2,226
Due after one year through five years                   19,615            18,195
Due after five years through ten years                  13,848            13,434
Due after ten years                                      5,837             5,637
--------------------------------------------------------------------------------
                                                       $41,575           $39,492
--------------------------------------------------------------------------------


NOTE 3
LOANS

    A summary of loans is as follows at December 31:

(in thousands)                                        1999               1998
--------------------------------------------------------------------------------
Commercial loans not secured by real estate       $  42,162           $  34,318
Real estate mortgage loans                           87,548              71,184
Real estate construction                              1,957                 376
Personal loans not secured by real estate             1,698               3,942
Unearned income, discounts and fees                    (357)               (273)
--------------------------------------------------------------------------------
                                                  $ 133,008           $ 109,547
--------------------------------------------------------------------------------

    Loans on which the accrual of interest had been discontinued or reduced at December 31, 1999 and 1998 amounted to $505,000 and $1,360,000, respectively. If these loans had been current throughout their terms, interest income would have increased approximately $117,000 and $112,000 in 1999 and 1998, respectively.

    The Company serviced loans for others totaling $1,112,000 and $1,512,000 at December 31, 1999 and 1998, respectively. These loans are not included in the accompanying consolidated balance sheets.

    Loans totaling $18,843,529 and $2,070,000 at December 31, 1999 and 1998 were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. There were no purchases of Federal funds from the Federal Reserve Bank during 1999 and 1998.

    Loans totaling $9,310,300 at December 31, 1999 were pledged as collateral with the Federal Home Loan Bank of San Francisco to secure term and overnight advances. Advances outstanding against these loans totaled $4,000,000 at December 31, 1999.


NOTE 4
ALLOWANCE FOR CREDIT LOSSES

    A summary of activity in the allowance for credit losses follows:

(in thousands)                                          1999             1998
--------------------------------------------------------------------------------
Balance at beginning of year                          $ 2,444           $ 2,364
Credits charged off                                      (252)              (37)
Recoveries on credits previously charged off              265               322
--------------------------------------------------------------------------------
Net recoveries                                             13               285
Provision (benefit) for credit losses                      --              (205)
--------------------------------------------------------------------------------
Balance at end of year                                $ 2,457           $ 2,444
--------------------------------------------------------------------------------

    A summary of investment in impaired loans by type is as follows at December 31:

(in thousands)                                          1999             1998
--------------------------------------------------------------------------------
Nonaccrual loans:
  Nonresidential real estate mortgage                   $  505            $1,360

Restructured loans                                       2,041             2,070
--------------------------------------------------------------------------------
                                                        $2,546            $3,430
--------------------------------------------------------------------------------

    The Company had no "other impaired loans" at December 31, 1999 and 1998. The related impairment valuation allowances were $848,000 and $960,000 at December 31, 1999 and 1998, respectively. These amounts were included as part of the allowance for credit losses in the accompanying consolidated balance sheets. The provision for losses and any related recoveries are recorded as part of the provision for credit losses on loans in the accompanying statements of operations. During the years ended December 31, 1999 and 1998, the Company's average investment in impaired loans were $2,921,000 and $3,190,000, and interest income recorded during this period was $219,000 and $198,000. None of these amounts were recorded using the cash basis method of accounting described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


NOTE 5
 VALUATION ALLOWANCE FOR REAL ESTATE OWNED

    A summary of activity in the valuation allowance for real estate owned is as follows:


(in thousands)                                           1999             1998
--------------------------------------------------------------------------------
Balance at beginning of year                             $ 421            $ 540
Losses charged off                                          40             (119)
Provision for estimated losses                              --               --
--------------------------------------------------------------------------------
Balance at end of year                                   $ 461            $ 421
--------------------------------------------------------------------------------


NOTE 6
PREMISES AND EQUIPMENT

    A summary of premises and equipment follows:

(in thousands)                                         1999             1998
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                     $ 3,219           $ 2,803
Leasehold improvements                                  1,576             1,564
Property under capital leases                             445               445
Construction in progress                                    5                19
--------------------------------------------------------------------------------
                                                        5,245             4,831
Accumulated depreciation and amortization              (4,204)           (4,315)
--------------------------------------------------------------------------------
                                                      $ 1,041           $   516
--------------------------------------------------------------------------------

NOTE 7
FEDERAL HOME LOAN BANK BORROWINGS

    The Company had available lines of credit totaling $8,638,000 and $4,000,000 at December 31, 1999 and 1998 with the Federal Home Loan Bank (FHLB). The FHLB advances are collateralized by commercial mortgage loans, qualifying investment securities, FHLB stock and qualifying investment securities.

    Advances from FHLB outstanding at December 31, 1999 mature as follows:


     Amount         Maturity Date    Interest Rate
-----------------------------------------------------
    $2,000,000         02/23/00         5.70%
     2,000,000         06/26/00         6.15%
     2,000,000         11/29/00         6.15%
     2,000,000         12/11/00         6.13%
-----------------------------------------------------
   $8,000,000
-----------------------------------------------------

    Advances from FHLB outstanding at December 31, 1998 mature as follows:

     Amount         Maturity Date    Interest Rate
-----------------------------------------------------
    $2,000,000         12/09/99         4.91%
-----------------------------------------------------


NOTE 8
OTHER BORROWED FUNDS

    Other borrowed funds at December 31, 1999 consisted of long-term obligations to affiliated parties of $127,000 and a capital lease obligation of $158,000. A director purchased a note from an unaffiliated party during 1998. The terms of the note remained unchanged with an interest rate of prime plus 2% and a maturity date of June 30, 1999. The maturity date of this note was extended to June 30, 2000. Prime was 8.50% at December 31, 1999.

    In April 1998, an accrued liability payable to an affiliate of a former director was converted to a long-term note. The note was acquired by an unrelated bank in 1999. The terms of this note include a fixed interest rate of 9.00% and maturity date of January 29, 2001. Five shares of Sunwest common stock secure this note.

    The capital lease obligation outstanding at December 31, 1999 has an imputed interest rate of 45% and matures on November 30, 2000. The current liability portion of the amortizing capital lease is $107,000.

    The long-term note obligations outstanding at December 31, 1999 are as follows:

     Amount        Maturity Date      Interest Rates
----------------------------------------------------
    $414,000       January 29, 2001        9.00%
     127,000       June 30, 2000           10.50%
----------------------------------------------------
    $541,000
----------------------------------------------------


NOTE 9
INCOME TAXES

    For 1999 the Company had a $260,000 current income tax expense for Federal and $266,000 for State. For 1998 the Company had an $83,000 current income tax expense for Federal and $24,000 for State. During 1999 deferred Federal tax benefits of $4,000 and deferred tax expense $181,000 were recognized, respectively. During 1998 deferred Federal and State tax benefits of $54,000 and $51,000 were recognized, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


    The actual income tax expense (benefit) differed from the expected Federal statutory rate as follows:

(in thousands)                                          1999             1998
--------------------------------------------------------------------------------
Expected tax expense at 34%                           $   848           $   439
Change in the valuation allowance for
  deferred tax assets                                  (1,250)           (1,029)
Net state franchise tax                                   286               236
Minority interest expense in
  Sunwest earnings not deductible                         460               390
Other                                                     359               (34)
--------------------------------------------------------------------------------
                                                      $   703           $     2
--------------------------------------------------------------------------------


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

(in thousands)                                         1999             1998
--------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                      $ 2,641           $ 3,671
Net capital loss carryforwards                          1,236             1,236
Loans, due to allowance for credit losses, deferred
  loan origination fees and costs, and leases            (218)                8
Alternative minimum tax credit carryforwards              488               574
Real estate owned                                         136               138
Loss and expense accruals and other                       213               217
General business tax credit carryforwards                 127               127
Premises and equipment                                    (34)              149
--------------------------------------------------------------------------------
Total gross deferred tax assets                         4,589             6,120
Less valuation allowance                               (3,342)           (4,592)
--------------------------------------------------------------------------------
Net deferred tax assets                                 1,247             1,528
Deferred tax liabilities:
Deferred State income taxes                               119               223
Unrealized loss on available-for-sale securities         (848)             (103)
--------------------------------------------------------------------------------
Total gross deferred tax liabilities                     (729)              120
--------------------------------------------------------------------------------
Net deferred tax asset                                $ 1,976           $ 1,408
--------------------------------------------------------------------------------

    In 1999 and 1998 the valuation allowance decreased by $1,250,000 and $1,029,000, respectively. The decreases were due to recognizing that part of the deferred tax asset that is more likely than not to be utilized in the future and due to earnings during the years.

    Current income taxes payable at December 31, 1999 were none for Federal and $159,000 for State. No current income tax refund receivable or payable existed at December 31, 1998. The Company had net operating loss carryforwards of $7.2 million for Federal income tax purposes at December 31, 1999 which expire from 2005 to 2012 and $1.7 million for State franchise tax purposes which expire from 2000 to 2004. The Company had net capital loss carryforwards of $2.4 million for Federal and State purposes. The Federal and State capital loss expires in 2000. The Company had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1999 which expire in 2000. The Company had alternative minimum tax credit carryforwards of $330,000 available for Federal income tax purposes and $158,000 available for State franchise tax purposes at December 31, 1999.

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

    At December 31, 1999 Sunwest had the following deferred tax items: gross deferred tax assets of $2,252,000; a valuation allowance of $0; a gross deferred tax liability of $276,000 and a net deferred tax asset of $1,976,000.

    At December 31, 1999 Sunwest had net operating loss carryforwards of $2.2 million for Federal income tax purposes which expire from 2005 to 2011. Sunwest had no net operating loss carryforwards for State franchise tax purposes. Sunwest had no capital loss carryforwards. Sunwest had general business tax credit carryforwards of $127,000 available for tax purposes at December 31, 1999 which expire in 2000. Sunwest had alternative minimum tax credit carryforwards of $227,000 available for Federal income tax purposes and $76,000 available for State franchise tax purposes at December 31, 1999.


NOTE 10
STOCK OPTION PLAN

    During 1988, the Company adopted the West Coast Bancorp 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan provided for the grant of both options that were incentive options, as well as options that do not qualify as incentive options ("non-qualified options"), to purchase 1,250,000 of authorized but unissued shares of the Company's common stock. All employees, employee directors and non-employee directors of the Company were eligible to receive options. Non-employee directors of the Company were only eligible to receive non-qualified options. The 1988 Plan is administered by the Board of Directors or a committee thereof, and such board or committee determined the persons to whom options were granted, the vesting schedule and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


purchase price of the common stock subject to each option, provided that such purchase price not be less than 100% of the fair value of the common stock at the time the option was granted. No options may extend more than ten years from the date of grant. Incentive options to persons owning more than 10% of the total combined voting power of all classes of stock of West Coast or its affiliates expire not later than five years from the date of grant. The 1988 Plan expired in September 1998; however, unexpired options granted under the Plan remain outstanding.

    A summary of stock option transactions for the 1988 Plan follows:

--------------------------------------------------------------------------------
                                                   Number            Price per
                                                  of Shares            Share
--------------------------------------------------------------------------------
Options outstanding at December 31, 1997           357,500          $ 1.06-2.75
Canceled                                            30,000                 2.75
Exercised                                           90,000            1.06-1.13
--------------------------------------------------------------------------------
Options outstanding at December 31, 1998           237,500            1.06-2.75
Canceled                                           115,000            1.06-2.75
Exercised                                           70,000            1.06-1.13
--------------------------------------------------------------------------------
Options outstanding at December 31, 1999            52,500          $ 1.06-1.13
Options exercisable at December 31, 1999            52,500          $ 1.06-1.13
--------------------------------------------------------------------------------


NOTE 11
RELATED PARTY TRANSACTIONS

    At December 31, 1999, there were no outstanding loans to directors. During the year ended December 31, 1999, new loans totaling $16,000 were granted to directors and repayments totaled $101,000. At December 31, 1998, loans to directors totaled $85,000. During the year ended December 31, 1998, new loans totaling $81,000 were granted to directors and repayments totaled $30,000.

    These loans were made in the ordinary course of business. The loans were granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions for others.


NOTE 12
OTHER OPERATING INCOME

    A summary of other operating income is as follows:

(in thousands)                                                1999         1998
--------------------------------------------------------------------------------
Depositor charges                                               $812        $600
Interest recovered on loans charged off in prior years           297          43
Service charges, commissions & fees                              134         105
Other income                                                      82          39
--------------------------------------------------------------------------------
                                                              $1,325       $ 787
--------------------------------------------------------------------------------


NOTE 13
OTHER OPERATING EXPENSES

    A summary of other operating expenses is as follows:

(in thousands)                                                  1999      1998
--------------------------------------------------------------------------------
Salaries and employee benefits                                 $3,688     $3,810
Occupancy                                                         900        871
Customer service expense                                          658        543
Professional services                                             628        428
Data processing                                                   574        541
Depreciation and amortization                                     341        325
Advertising and promotion                                         260        318
Stationary and supplies                                           134        109
Printing and postage                                              110        106
Telephone and Telefax                                             104         91
Net cost of operation of real estate owned                         48         54
Miscellaneous                                                     464        587
--------------------------------------------------------------------------------
                                                               $7,909     $7,783
--------------------------------------------------------------------------------


NOTE 14
GAIN (LOSS) ON LIQUIDATION OF WCV, INC.

        During November 1992, the Board of Directors of WCV, Inc., resolved to liquidate WCV, Inc. The liquidation of WCV, Inc. was substantially completed in 1993. Included in other liabilities is the remaining net liability related to WCV, Inc. of $60,000 both at December 31, 1999 and 1998. Beginning in 1996 throughout 1999, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. The company has no expected loss accrual as all projected future costs are anticipated to be reimbursed from the USTF. Future cleanup costs are expected to total between $90,000 to $180,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


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

CASH, INTEREST-BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS AND FEDERAL FUNDS

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

OTHER INTEREST-BEARING LIABILITIES

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

    The estimated fair values of the Company's financial instruments are as follows:

                                                         December 31, 1999
--------------------------------------------------------------------------------
                                                 Carrying           Estimated
(in thousands)                                    Amount             Fair Value
--------------------------------------------------------------------------------
Financial assets:
Cash, interest bearing deposits and
  Federal funds                                  $  11,824            $  11,824
Investment securities                               39,492               39,492
Net loans                                          130,551              128,847
Interest rate swaps                                     --                   (1)
Financial liabilities:
Deposits                                           158,646              158,489
Other interest-bearing liabilities                   8,699                8,699
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


                                                       December 31, 1998
--------------------------------------------------------------------------------
                                                 Carrying            Estimated
(in thousands)                                     Amount           Fair Value
--------------------------------------------------------------------------------
Financial assets:
Cash, interest-bearing deposits and
  Federal funds                                  $  13,834            $  13,834
Investment securities                               29,128               29,128
Net loans                                          107,103              107,982
Interest rate swaps                                     --                  (16)
Financial liabilities:
Deposits                                           133,739              133,016
Other interest bearing liabilities                   2,854                2,854
--------------------------------------------------------------------------------


NOTE 16
401(k) PROFIT SHARING PLAN

        The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed 500 hours of service. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Eligible employees have the option on a quarterly basis to change the status of their enrollment and/or the amount of their deferral. Once an employee has completed 1,000 hours of service, the Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation. The Company may also make an additional profit sharing contribution on behalf of the eligible employees. The Company's contributions of approximately $60,000 and $65,000 were included in salaries and employee benefits in 1999 and 1998, respectively.

NOTE 17
COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the years ended December 31, 1999 and 1998 was approximately $665,000 and $615,000, respectively. Rents paid were offset by rental income of $194,000 and 233,000 in 1999 and 1998, respectively.

    Future minimum lease commitments under all non-cancelable leases at December 31, 1999 are as follows:

                                                        Capital        Operating
(in thousands)                                           Leases          Leases
--------------------------------------------------------------------------------
Year ending December 31:
  2000                                                   $  196           $  549
  2001                                                       --              483
  2002                                                       --              508
  2003                                                       --              485
Thereafter                                                   --               --
--------------------------------------------------------------------------------
Total minimum lease payments                                196            2,542
Less amounts representing interest at
  approximately 45% and executory costs                      38
--------------------------------------------------------------------------------
Present value of minimum capital lease payments
  included in other liabilities                          $  158
--------------------------------------------------------------------------------

    Amortization expense for capital leases is included with depreciation expense. Total minimum sublease rental income to be received in the future under non-cancelable subleases is $133,000.


FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest. These financial instruments include interest rate swaps, various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 1999 and 1998, the Company had standby and commercial letters of credit of $493,000 and $421,100 outstanding and commitments to extend credit, totaling $29,741,000 and $24,415,000, respectively.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the counter-party. Collateral held varies but may include deposits,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998



accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.

    Interest rate swap agreements involve the exchange of fixed and floating rate interest payments based on a notional principal amount and maturity date. The Company minimizes credit risk on interest rate swaps by performing credit reviews of the counter party.

    At December 31, 1999 and 1998, the Company had interest rate swaps with outstanding notional amounts of $648,000 and $656,000, respectively. The interest rate swaps were acquired in connection with a purchase of loans from another party. The loans pay a fixed rate of interest that is converted to a variable rate of interest through the interest rate swap. As a result of an early payoff on one of the loans, on July 9, 1998, the Company terminated one of the interest rate swaps which had a notional amount of $878,000. The Company received a prepayment penalty of $44,000 on the loan and paid a termination fee of $11,000 on the interest rate swap. The remaining interest rate swap expires January 1, 2000. At December 31, 1999 the interest rate swap had an estimated negative market value of $1,000.

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

NOTE 18
REGULATORY MATTERS

    West Coast and Sunwest are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by the regulators to ensure capital adequacy require the Company and Sunwest to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and Sunwest meet all capital adequacy requirements.

    As of December 31, 1999 and 1998, Sunwest was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Sunwest must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the institution's category. The Company's and Sunwest's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest rate risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


The Company

                                                                                              To be Well
                                                                                            Capitalized Under
                                                                         For Capital        Prompt Corrective
                                                      Actual          Adequacy Purposes     Action Provisions
                                        -----------------------------------------------------------------------
(dollars in thousands)                          Amount     Ratio      Amount     Ratio      Amount     Ratio
---------------------------------------------------------------------------------------------------------------
As of December 31, 1999:
 Total Capital (to Risk-Weighted Assets)       $ 20,635    13.4%    $>/=12,301  >/=8.0%   $>/=15,316  >/=10.0%
 Tier 1 Capital (to Risk-Weighted Assets)        18,660    12.1      >/= 6,150  >/=4.0     >/= 9,226  >/= 6.0
 Tier 1 Capital (to Average Assets)              18,660     9.8      >/= 7,678  >/=4.0     >/= 9.597  >/= 5.0

As of December 31, 1998:
 Total Capital (to Risk-Weighted Assets)       $ 17,511    14.3%    $>/= 9,768  >/=8.0%    >/=12,210  >/=10.0%
 Tier 1 Capital (to Risk-Weighted Assets)        15,896    13.0      >/= 4,884  >/=4.0     >/= 7,326  >/= 6.0
 Tier 1 Capital (to Average Assets)              15,896    10.4      >/= 6,145  >/=4.0     >/= 7,682  >/= 5.0
---------------------------------------------------------------------------------------------------------------


Sunwest

                                                                                             To be Well
                                                                                           Capitalized Under
                                                                        For Capital        Prompt Corrective
                                                     Actual          Adequacy Purposes     Action Provisions
                                        -----------------------------------------------------------------------
(dollars in thousands)                          Amount     Ratio      Amount     Ratio      Amount     Ratio
---------------------------------------------------------------------------------------------------------------
As of December 31, 1999:
 Total Capital (to Risk-Weighted Assets)       $ 21,713    14.4%    $>/=11,988  >/=8.0%   $>/=14,986  >/=10.0%
 Tier 1 Capital (to Risk-Weighted Assets)        19,738    13.2      >/= 5,994  >/=4.0     >/= 8,991  >/= 6.0
 Tier 1 Capital (to Average Assets)              19,738    10.3      >/= 7,678  >/=4.0     >/= 9,597  >/= 5.0

As of December 31, 1998:
 Total Capital (to Risk-Weighted Assets)       $ 18,079    14.1%    $>/=10,267  >/=8.0%    >/=12,833  >/=10.0%
 Tier 1 Capital (to Risk-Weighted Assets)        16,464    12.8      >/= 5,133  >/=4.0     >/= 7,700  >/= 6.0
 Tier 1 Capital (to Average Assets)              16,464    10.7      >/= 6,148  >/=4.0     >/= 7,685  >/= 5.0
---------------------------------------------------------------------------------------------------------------


DIVIDEND AND ADVANCE RESTRICTIONS

    The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. At December 31, 1999 this would allow $0.9 million of advances. Such loans or extensions of credit to West Coast must be secured at the time of transaction by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 1999, Sunwest is restricted from paying any cash dividend without prior regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   West Coast Bancorp and Subsidiaries
December 31, 1999 and 1998


NOTE 19
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

    West Coast Bancorp's condensed balance sheets as of December 31, are as follows:

 (in thousands)                                        1999             1998
--------------------------------------------------------------------------------
Assets
Cash and short-term investments                      $    288          $    357
Investment in:
  Sunwest Bank                                         18,504            16,316
  WCV, Inc.                                               240               241
Other assets                                               28                56
--------------------------------------------------------------------------------
                                                     $ 19,060          $ 16,970
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Notes payable                                        $    541          $    589
Minority interest                                       8,045             7,094
Other liabilities                                         557               554
--------------------------------------------------------------------------------
Total liabilities                                       9,143             8,237
--------------------------------------------------------------------------------
Shareholders' equity:
  Common stock                                         30,350            30,274
  Accumulated deficit                                 (20,433)          (21,541)
--------------------------------------------------------------------------------
Total shareholders' equity                              9,917             8,733
--------------------------------------------------------------------------------
                                                     $ 19,060          $ 16,970
--------------------------------------------------------------------------------

  West Coast Bancorp's condensed statements of operations for the years ended December 31, are as follows:

(in thousands)                                             1999           1998
--------------------------------------------------------------------------------
Income
  Interest income from subsidiaries                       $   15          $   21
--------------------------------------------------------------------------------
                                                              15              21
--------------------------------------------------------------------------------
Expenses
  Interest expense                                            53              61
  Salaries and employee benefits                              --              39
  Professional services                                       38              71
  Other expenses                                              43              52
--------------------------------------------------------------------------------
                                                             134             223
--------------------------------------------------------------------------------
Equity in undistributed net income of subsidiaries         1,850           1,491
--------------------------------------------------------------------------------
Income before income taxes                                 1,731           1,289
Income taxes                                                  10              --
--------------------------------------------------------------------------------
Net income                                                $1,721          $1,289
--------------------------------------------------------------------------------

  West Coast Bancorp's condensed statements of cash flows for the years ended December 31, are as follows:

(in thousands)                                           1999           1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                              $ 1,721         $ 1,289
Equity in net income of subsidiaries                     (1,850)         (1,491)
Depreciation                                                 --              13
Decrease (increase) in other assets                          28              (1)
Increase in other liabilities                               247             289
--------------------------------------------------------------------------------
Net cash provided by operating activities                   188              57
--------------------------------------------------------------------------------
Cash flows from investing activities:
Increase in advances to subsidiaries                         (1)            (19)
--------------------------------------------------------------------------------
Net cash used in investing activities                        (1)            (19)
--------------------------------------------------------------------------------
Cash flows from financing activities:
Cash payments on notes payable                             (333)           (377)
Stock options exercised                                      77              98
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (256)           (279)
--------------------------------------------------------------------------------
Decrease in cash                                            (69)           (241)
Cash at beginning of year                                   357             598
--------------------------------------------------------------------------------
Cash at end of year                                     $   288         $   357
--------------------------------------------------------------------------------
Supplemental schedule of non-cash financing activities
--------------------------------------------------------------------------------
Transfer from note payable to affiliate to other
borrowed funds                                          $  414          $    --

Transfer from accrued liabilities to note payable
  to affiliates                                              --             514
Supplemental disclosure of cash flow information
--------------------------------------------------------------------------------
Cash paid during the year for:
  Interest                                              $    53         $    61
  Income taxes                                               --              --
--------------------------------------------------------------------------------

    West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

    During 1999, West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2000. At December 31, 1999, West Coast had cash totaling $288,000.

    West Coast's primary source of cash in 2000 is expected to be sales of assets and earnings on cash and short-term investments. West Coast anticipates other cash expenditures during 2000 to consist of debt service payments on notes payable totaling $84,000 and approximately $87,000 for other operating expenses.

West Coast Bancorp and Subsidiaries
December 31, 1999


NOTE 20
QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data follows (in thousands, except per share data):

1999                                      March 31      June 30    September 30    December 31    Total
--------------------------------------------------------------------------------------------------------
Total interest income                   $    3,150    $   3,278    $    3,668    $     3,934  $  14,030
Total interest expense                         760          771           957          1,109      3,597
Net interest income                          2,390        2,507         2,711          2,825     10,433
Provision (benefit) for credit losses            -            -             -              -          -
Net income before income taxes                 398          546           708            773      2,425
Net income                                     338          475           618            290      1,721
Net income per common share - basic             .04         .05            .07           .02        .19
Net income per common share - diluted           .04         .05            .07           .02        .18

1998
Total interest income                   $    2,986    $   3,092    $    3,304    $     3,175  $  12,557
Total interest expense                         778          853           896            803      3,330
Net interest income                          2,208        2,239         2,408          2,372      9,227
Provision (benefit) for credit losses            -            -             -           (205)      (205)
Net income before income taxes                 274          249           401            367      1,291
Net income                                     274          249           401            365      1,289
Net income per common share - basic
and diluted                                     .03         .03            .04           .04        .14
--------------------------------------------------------------------------------------------------------

West Coast Bancorp and Subsidiaries
December 31, 1999


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
  of West Coast Bancorp:

We have audited the accompanying consolidated balance sheets of West Coast Bancorp (a California corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Orange County, California
February 18, 2000


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

    West Coast Bancorp's 1999 consolidated financial statements have been audited by Arthur Andersen LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of Management, both jointly and separately, to discuss financial reporting matters and audit and control functions.


/s/ Eric D. Hovde

Eric D. Hovde
Chairman of the Board and President
February 18, 2000


/s/ Frank E. Smith

Frank E. Smith
Senior Vice President and
Chief Financial Officer
February 18, 2000

West Coast Bancorp and Subsidiaries
December 31, 1999


                                    EXHIBITS



   Number    Description                                                                  Page No.
   ------    -----------                                                                  --------
    3.01     Amended Articles of Incorporation of West Coast, filed as Exhibit 3.1(c)         *

    3.02     Amended Bylaws of West Coast, filed as Exhibit 3.2(d)                            *

    10.01    Form of  Indemnification Agreement entered into and between West Coast and       *
             its directors and certain of its officers, filed as Exhibit 10.13(a)(1)

    10.02    Form of West Coast 1988 Stock Option Plan, filed as Exhibit 10.14(b)(1)          *

    10.05    West Coast Bancorp 401(k) Profit Sharing Plan Document, Trust and Summary        *
             Plan Description filed as Exhibit 10.06(e)

    10.06    Agreement between West Coast and B&PB to sell Sacramento  First to B&PB          *
             dated June 30, 1994(f)

    10.07    Stock Purchase agreement among Western, West Coast and Sunwest to purchase       *
             Sunwest stock filed as Exhibit 10.19(g)

    10.09    Employment Agreement effective September 1, 1996 by and between Sunwest and      *
             James G. LeSieur(1)

    10.10    Employment Agreement effective September 1, 1996 by and between Sunwest and      *
             Frank E. Smith(1)

    10.11    Promissory note modification agreement made as of July 3, 1996, by Robert        *
             McKernan and West Coast

    10.12    Loan and Security Agreement made as of January 29, 1998 by and between           *
             Pacific Advisors, Inc. and West Coast

    10.13    Promissory note modification agreement made as of June 30, 1999, by and          *
             between Hovde Financial, Inc. and West Coast

     21      Subsidiaries of West Coast                                                       *

     23      Consent of Independent Public Accountants - Arthur Andersen LLP                  *

     27      Financial Data Schedule

 (1) These are executive compensation plans or arrangements as reported under ITEM 13 part (a)3 of this Form 10-KSB

West Coast Bancorp and Subsidiaries
December 31, 1999


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