Form 10KSB40/A
period 1999-12-31
WEST COAST BANCORP /CA/
filed 2000-04-27
CIK 352187

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                         AMENDMENT NO. 1 TO FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM    N/A   TO    N/A
                                    --------    ---------

                         COMMISSION FILE NUMBER: 0-10897


                               WEST COAST BANCORP
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           CALIFORNIA                                           95-3586860
--------------------------------                            -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


        535 E. FIRST STREET
        TUSTIN, CALIFORNIA                                      92780-3312
----------------------------------------                    -------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (714) 730-4499
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code


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

         Number of shares of Common Stock of the registrant outstanding as of February 29, 2000:  9,328,942

Transitional Small Business Disclosure Format:  YES [ ]   NO [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         The following table sets forth certain information, as of March 31, 2000, with respect to those individuals who are members of the Board of Directors. Such persons were elected at the 1998 Annual Shareholder Meeting with the exception of Mr. Cohen who was appointed by the Board of Directors March 22, 2000.

                                                     Year First
                                                     Elected or
                                                    Appointed as
        Name of Director               Age            Director           Position with the Company
        ----------------               ---          ------------         -------------------------
        Eric D. Hovde                   36              1997              Chairman of the Board,
                                                                             President and CEO

        Michael A. Cohen                41              2000                     Director

        Robert W. Hodgson               58              1999                     Director

        James G. LeSieur, III           58              1998                     Director

        Richard L. Shepley              54              1999                     Director

         Eric D. Hovde is currently the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hovde also is Chairman of the Board of Sunwest Bank. Mr. Hovde has served as President of Hovde Financial, Inc. since 1987. Mr. Hovde also serves as Chairman of Hovde Securities, Inc., President of Hovde Capital, Inc., and Hancock Park Acquisitions, L.L.C., and is Managing Member of Hovde Capital, L.L.C., Hovde Acquisition, L.L.C., Financial Institution Partners, Ltd., Colonial Jefferson, L.L.C., and Western Acquisitions, L.L.C., and as a partner of 1824-1826 Jefferson Place, L.L.P.

         Michael A. Cohen is President of M. A. Cohen & Co., a real estate advisory services firm. From 1993 to 1997, Mr. Cohen served as a Principal of Cohen Financial, a real estate investment services firm. Mr. Cohen is licensed to practice law in the State of Illinois and is a licensed real estate broker in the States of Illinois and California. Mr. Cohen also serves as a director of Sunwest Bank.

         Robert W. Hodgson has been self-employed as a consultant since 1995. From 1991 to 1995 Mr. Hodgson was employed by Independence One Bank of California, FSB, most recently as its Chief Operating Officer. Mr. Hodgson also served as Chief Executive Officer of First Collateral Services, Inc., a mortgage warehouse lending subsidiary of Independence One. Mr. Hodgson also serves as a director of Sunwest Bank.

         James G. LeSieur, III serves as President and Chief Executive Officer of Sunwest Bank. Mr. LeSieur joined Sunwest Bank in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer. In 1991 Mr. LeSieur assumed the position of President. Mr. LeSieur is a director of Sunwest Bank.

         Richard L. Shepley is Chief Investment Officer of Marshall Financial Partners, LLP, a private equity financial services investment fund. Mr. Shepley is a Director of Sunwest Bank, First State Bank of Eldorado, Itasca Business Credit, Inc., America's Mortgage Services Company, Inc., IDL Mortgage Company and American Mortgage Funding Corporation.

EXECUTIVE OFFICERS

         For information concerning executive officers of the Company see "FORM 10-KSB - ITEM 4.A - Executive Officers of the Registrant."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such forms furnished to the Company, or a written representation that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION


         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1999, 1998 and 1997:

     SUMMARY COMPENSATION TABLE


                                                           Annual Compensation
                                                   -----------------------------------    All Other
     Name Principal Position              Year     Salary($)     Bonus($)     Other($)     ($)(a)
     ----------------------------------------------------------------------------------------------
     ERIC D. HOVDE (b)                     1999           --           --        8,000         --
     President and CEO, Company            1998           --           --        9,000         --
                                           1997           --           --        5,000         --

     JAMES G. LeSIEUR, III (c)             1999      170,000       27,000        7,000      5,000
     President and CEO, Sunwest Bank       1998      170,000       35,000       10,000      5,000
                                           1997      140,000       48,000       31,000      5,000

     FRANK E. SMITH                        1999      125,000       20,000           --      5,000
     Senior Vice President, CFO and        1998      125,000       26,000           --      5,000
     Secretary, Company and Sunwest Bank   1997      125,000       22,000           --      4,000

------------------
(a) Includes amounts contributed by the Company and its subsidiaries to the Sunwest Bank 401(k) Profit Sharing Plan and allocated to the Named Executive's vested or unvested account under such plan.

(b) Mr. Hovde receives no salary for his services as President and CEO of the Company. Mr. Hovde's other annual compensation includes director's fees of $1,000 and $2,000 paid by the Company in 1999 and 1998, and director's fees of $7,000, $7,000 and $5,000 paid by Sunwest Bank in 1999, 1998 and 1997, respectively.

(c) Mr. LeSieur's other annual compensation represents director's fees of $2,000 and $6,000 paid by Sunwest Bank in 1998 and 1997, respectively; reimbursement of the employee portion of FICA of $7,000 in 1997; and an auto allowance of $7,000 in 1999, $8,000 in 1998, and $18,000 in 1997.

         STOCK OPTION GRANTS

         No stock options were granted to the Named Executives during 1999.

         AGGREGATED OPTION EXERCISES AND HOLDINGS

         The following table provides information with respect to the Named Executives concerning the exercise of options during the fiscal year ended December 31, 1999 and unexercised options held by the Named Executives as of December 31, 1999:

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                          AND FY-END OPTION VALUES(a)

                                                          Number of Unexercised           Value of Unexercised In-the-
                             Shares         Value         Options at 12/31/99(#)         Money Options at 12/31/99($)(b)
                           Acquired on     Realized    ----------------------------     --------------------------------
   Name                    Exercise(#)       ($)       Exercisable    Unexercisable     Exercisable        Unexercisable
   ---------------------------------------------------------------------------------------------------------------------
   Eric D. Hovde               --             --             --             --                  --              N/A
   James G. LeSieur            --             --         15,000             --               4,725              N/A
   Frank E. Smith              --             --         30,000             --              10,388              N/A

-----------------
(a) The Company has no plans pursuant to which stock appreciation rights may be granted. The current plan expired in September 1998.

(b) Value of unexercised "in-the-money" options is the difference between the ending reported sales price of the common stock on December 31, 1999 of $1.44 per share and the exercise price of the option, multiplied by the number of shares subject to the option.

         COMPENSATION OF DIRECTORS

         Directors receive a fee of $50 for each meeting attended.

         EMPLOYMENT CONTRACTS

         Mr. LeSieur entered into a one year employment agreement in effect until February 1, 2001 with Sunwest Bank. The agreement may be renewed annually each year for a one year term. Compensation under the agreement includes: a base salary of $170,000, participation in the Sunwest Bank employee incentive program and a special bonus. The special bonus is contingent on a Sunwest Bank merger, or 80% or more of its shares being sold, or substantially all of its assets being sold or transferred. The special bonus is based on a percentage payout of the difference between the purchase price and $9.5 million plus any additional capital contributions into Sunwest Bank. The percentage payout ranges from 2% to 5% and increases as the purchase price increases. The maximum special bonus payable is $300,000. The agreement provides for a severance payment of twelve months salary in the event that Mr. LeSieur is terminated without cause.

         Mr. Smith entered into a one year employment agreement in effect until February 1, 2001 with Sunwest Bank. His agreement is similar to that of Mr. LeSieur's except the base salary is $125,000, the special bonus percentage payout ranges from 1% to 2.5% and the maximum special bonus payable is $150,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of March 31, 2000, the common stock ownership of each director and executive officer of the Company individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock.

                                                                     Shares That        Total
                                                                        May Be        Beneficial      Percent of
    Name of  Beneficial Owner                  Address               Acquired(a)     Ownership(b)      Class(c)
    -------------------------                  -------               -----------     ------------     ----------
    DIRECTORS AND EXECUTIVE OFFICERS

    Eric D. Hovde                      1826 Jefferson Place, NW             --         796,000(d)         8.5%
                                         Washington, DC 20036

    Michael A. Cohen                    535 East First Street               --              --             --
                                           Tustin, CA 92780

    Robert W. Hodgson                       Same as above                   --              --             --

    James G. LeSieur, III                   Same as above               15,000          72,000              *

    Richard L. Shepley                      Save as above                   --              --             --

    Frank E. Smith                          Same as above               30,000          74,600              *

    All Directors and Executive Officers
      (6 individuals)                                                   45,000         942,600           10.1%

    OTHER GREATER THAN 5% SHAREHOLDERS
    Gerauld L. Hopkins                    318 Brahms Circle                 --         597,000            6.4%
                                          Wheaton, IL 60186

    John B. Joseph                       1540 S. Lewis Street               --         893,690            9.6%
                                          Anaheim, CA 92805

    Western Acquisition                  1110 Lake Cook Road                --         735,500            7.9%
    Partners, L.P.                            Suite 165
                                       Buffalo Grove, IL 60089

    Western Acquisitions, L.L.C.            Same as above                   --         735,500(e)         7.9%


--------------------
 *  Less than 1%

(a) Shares that may be acquired within 60 days of March 31, 2000 pursuant to the exercise of stock options.

(b) Except as otherwise noted below, each person has sole voting and investment power with respect to the shares listed.

(c) The percentage ownership interest of each individual or group is based upon the total number of shares of the Company's common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 31, 2000 through the exercise of stock options.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Some of the directors and officers of the Company and its subsidiaries and the entities with which they are associated are customers of, and have had banking transactions with, the Company's banking subsidiary Sunwest Bank, in the ordinary course of Sunwest Bank's business during 1999 and may have banking transactions with such persons in the future. All fees incurred and banking transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, as those prevailing for comparable transactions with other persons and, in the opinion of the Boards of Directors of the Company and Sunwest Bank, did not present any other unfavorable features.

         At December 31, 1999, no loans to directors were outstanding. During the year ended December 31, 1999, new loans totaling $16,000 were granted to directors and repayments totaled $101,000.

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

         In 1998 Eric D. Hovde acquired a note payable by the Company to a nonaffiliated party. The terms of the note remained unchanged with an interest rate of prime plus 2% and a maturity date of June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April, 2000.


                                         WEST COAST BANCORP
                                         (Registrant)

                                         By: /s/ Eric D. Hovde
                                            ---------------------------------
                                             Eric D. Hovde
                                             Chairman of the Board, President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       NAME                              POSITION                         DATE
       ----                              --------                         ----
/s/ Eric D. Hovde                   Chairman of the Board,           April 25, 2000
------------------------------      President and
    Eric D. Hovde                   Chief Executive Officer
                                    (Principal Executive Officer)


/s/ Frank E. Smith                  Chief Financial Officer          April 25, 2000
------------------------------      (Principal Financial
    Frank E. Smith                  and Accounting Officer)


/s/ Michael A. Cohen                Director                         April 25, 2000
------------------------------
    Michael A. Cohen


/s/ Robert W. Hodgson               Director                         April 25, 2000
------------------------------
    Robert W. Hodgson


/s/ James G. LeSieur, III           Director                         April 25, 2000
------------------------------
    James G. LeSieur, III


/s/ Richard L. Shepley              Director                         April 25, 2000
------------------------------
    Richard L. Shepley