Form 10QSB
period 2000-03-31
WEST COAST BANCORP /CA/
filed 2000-05-15
CIK 352187

                       WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

          Number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2000:

                                    9,328,942

           Transitional Small Business Disclosure Format Yes     No  X
                                                             ---    ---

                   This document contains a total of 18 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,        December 31,
(in thousands, except share data)                             2000               1999
                                                           (Unaudited)
                                                           -----------       ------------
ASSETS
Cash and due from banks                                     $   9,880         $   5,574
Federal funds sold                                                 --             6,250
Investment securities available-for-sale
 at fair value                                                 43,693            39,492

Loans                                                         137,825           133,008
Less allowance for loan losses                                 (2,468)           (2,457)
                                                            ---------         ---------
     Net loans                                                135,357           130,551
                                                            ---------         ---------
Real estate owned, net                                            495               502
Premises and equipment, net                                       947             1,041
Deferred taxes                                                  1,649             1,976
Other assets                                                    1,505             1,437
                                                            ---------         ---------
                                                            $ 193,526         $ 186,823
                                                            =========         =========

LIABILITIES
Deposits:
     Demand, non interest-bearing                           $  58,003         $  53,723
     Savings, money market & interest-bearing demand           52,636            50,738
     Time certificates under $100,000                          20,981            22,273
     Time certificates of $100,000 or more                     32,334            31,912
                                                            ---------         ---------
     Total deposits                                           163,954           158,646

Federal Home Loan Bank borrowings                               9,000             8,000
Other borrowed funds                                              528               541
Capital lease obligation                                          122               158
Other liabilities                                               1,401             1,516
                                                            ---------         ---------
     Total liabilities                                        175,005           168,861

Commitments and contingencies
Minority interest in subsidiary                                 8,300             8,045
                                                            ---------         ---------
SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
 shares authorized, 9,328,942 shares
 issued and outstanding in 2000 and 1999                       30,351            30,351
Accumulated deficit                                           (19,328)          (19,737)
Accumulated other comprehensive income - net of tax              (802)             (697)
                                                            ---------         ---------
     Total shareholders' equity                                10,221             9,917
                                                            ---------         ---------
                                                            $ 193,526         $ 186,823
                                                            =========         =========

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                      Three Months Ended
(in thousands,                                            March 31,
 except share data)                                   2000          1999
                                                     ------        ------
INTEREST INCOME:
Loans, including fees                                $3,280        $2,607
Federal funds sold                                        2            37
Investment securities                                   801           506
                                                     ------        ------
     Total interest income                            4,083         3,150

INTEREST EXPENSE:
Interest on deposits                                    960           694
Other                                                   159            66
                                                     ------        ------
     Total interest expense                           1,119           760
                                                     ------        ------
     Net interest income                              2,964         2,390

Provision for loan losses                                --            --
                                                     ------        ------
     Net interest income after
     provision for loan losses                        2,964         2,390

Other operating income                                  230           257
Other operating expenses                              1,906         1,970
Minority interest in net income of subsidiary           336           279
                                                     ------        ------
     Income before income taxes                         952           398

Income tax expense                                      543            60
                                                     ------        ------
     Net income                                      $  409        $  338
                                                     ======        ======

Basic and diluted earnings per share                 $  .04        $  .04
                                                     ======        ======


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                            For the Three Months Ended
                                                    March 31,
(in thousands)                                 2000          1999
                                               -----         -----
Net income                                     $ 409         $ 338

Other comprehensive income, net of tax:
         Unrealized loss on
         available-for-sale investments
         arising during period                  (105)          (12)
                                               -----         -----

Other comprehensive income (loss)               (105)          (12)
                                               -----         -----

Comprehensive income                           $ 304         $ 326
                                               =====         =====


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                             Accumulated
                                      Common Stock              Other                           Share-
                                   --------------------     Comprehensive    Accumulated       holders'
(in thousands)                     Shares        Amount         Income         Deficit          Equity
                                   ------        ------     -------------    -----------       --------
Balance at December 31, 1999        9,329        $30,351        $(697)        $(19,737)        $  9,917
Net income                             --             --           --              409              409
Change in net unrealized
  loss on available-for-sale
  investments                          --             --         (105)              --             (105)
                                    -----        -------        -----         --------         --------
Balance at March 31, 2000           9,329        $30,351        $(802)        $(19,328)        $ 10,221
                                    =====        =======        =====         ========         ========


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                       March 31,
(in thousands)                                                                   2000           1999
                                                                                -------         -----
Cash flows from operating activities:
   Net income                                                                   $   409         $ 338
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  131            71
     Amortization and accretion from investment securities                           16            64
     Minority interest in net income of subsidiary                                  337           279
   Write-down of real estate owned                                                    7             6
   Deferred tax benefit                                                            (220)           --
   Decrease in other assets                                                         598            33
   Decrease in other liabilities                                                   (115)          (46)
                                                                                -------         -----
   Net cash provided by operating activities                                      1,163           745

                                                                     (Continued)



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
(in thousands)                                                         March 31,
                                                                 2000             1999
                                                               --------         --------
Cash flows from investing activities:
   Purchase of interest bearing deposits                       $    (99)        $     --
   Proceeds from maturities and paydowns of investment
     securities available-for-sale                                  657            1,487
   Purchase of investment securities available-for-sale          (5,081)              --
   Net increase in loans                                         (4,805)          (3,553)
   Purchase of premises and equipment                               (37)            (124)
                                                               --------         --------
   Net cash used in investing activities                         (9,365)          (2,190)

Cash flows from financing activities:
   Net increase (decrease) in deposits                            5,307              (76)
   Principal payments on other borrowed funds                       (13)             (12)
   Repayment of capital lease obligation                            (36)             (22)
   Borrowed funds from Federal Home Loan Bank                     1,000               --
                                                               --------         --------
   Net cash  provided by (used in) financing activities           6,258             (110)
                                                               --------         --------
Decrease in cash and cash equivalents                            (1,944)          (1,555)

Cash and cash equivalents at beginning of year                   11,824           13,834
                                                               --------         --------
Cash and cash equivalents at end of year                       $  9,880         $ 12,279
                                                               ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                  $  1,015         $    755
     Income taxes                                                    55               10


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

(1)      BASIS OF PRESENTATION

         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the period ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated.

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

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 2000 and 1999.

         (dollars and shares in thousands)             Three months ended March 31, 2000:

                                                        Net                    Per Share
                                                       Income      Shares        Amount
                                                       ------      ------      ---------
         Basic EPS:
         Income available to common shareholders        $409        9,329        $0.04
         Effect of Dilutive Securities:
         Stock options                                    --           --           --
                                                        ----        -----        -----
         Diluted EPS:
         Income available to common shareholders
                  plus assumed conversions              $409        9,329        $0.04
                                                        ====        =====        =====

                                                       Three months ended March 31, 1999:

                                                         Net                   Per Share
                                                       Income       Shares      Amount
                                                       ------       ------     ---------
         Basic EPS:
         Income available to common shareholders        $338        9,259        $0.04
         Effect of Dilutive Securities:
         Stock options                                    --            4           --
                                                        ----        -----        -----
         Diluted EPS:
         Income available to common shareholders
          plus assumed conversions                      $338        9,263        $0.04
                                                        ====        =====        =====


(4)      LOANS

         A summary of loans follows:

                                                            March 31,        December 31,
         (in thousands)                                       2000               1999
                                                            ---------        ------------
         Commercial loans not secured by real estate        $  44,759         $  42,162
         Real estate mortgage loans                            90,018            87,548
         Real estate construction                               1,935             1,957
         Personal loans not secured by real estate              1,472             1,698
         Unearned income, discounts and fees                     (359)             (357)
                                                            ---------         ---------
                                                            $ 137,825         $ 133,008
                                                            =========         =========

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                                   Three Months Ended
                                                        March 31,
         (in thousands)                             2000        1999
                                                    ----        ----
         Depositor charges                          $196        $165
         Service charges, commissions & fees          29          43
         Other income                                  5          49
                                                    ----        ----
                                                    $230        $257
                                                    ====        ====

(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                                            Three Months Ended
                                                                March 31,
         (in thousands)                                     2000          1999
                                                           ------        ------
         Salaries and employee benefits                    $  935        $  982
         Occupancy                                            206           166
         Customer service                                     189           158
         Data processing                                      144           139
         Depreciation and amortization                        131            71
         Professional services                                 78           204
         Advertising and promotion                             35            69
         Telephone and telefax                                 23            24
         Stationary and supplies                               20            28
         Printing & postage                                    18            26
         Regulatory fees and assessments                       14             8
         Director fees                                         13            13
         Net cost of operation of real estate owned             9             5
         Miscellaneous                                         91            77
                                                           ------        ------
                                                           $1,906        $1,970
                                                           ======        ======

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                  (Unaudited)

The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three month periods ended March 31, 2000 and 1999. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality, year 2000 issues and government regulation. For additional information concerning these factors, see "Item 1. Business - Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

GENERAL

The Company recorded net income of $409,000, or $.04 per share, during the three months ended March 31, 2000, as compared with income of $338,000, or $.04 per share, during the same period in 1999. The 2000 figures include the effects of recording a tax provision of $543,000 compared to $60,000 in 1999. The higher pretax income in 2000 versus 1999 occurred primarily because Sunwest had higher earnings in 2000. Sunwest's higher earnings were primarily due to increased growth in net interest income and fees from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:

                      March 31,      December 31,     March 31,      December 31,
                        2000            1999            1999            1998
(in thousands)        ---------      ------------     ---------      ------------
Total assets          $193,526        $186,823        $154,223        $153,784
Loans                  137,825         133,008         113,031         109,547
Deposits               163,954         158,646         133,663         133,739

The $39 million increase in total assets from March 31, 1999 to March 31, 2000, occurred primarily due to a $25 million increase in loans at Sunwest from increased marketing efforts and due to the expanding economy in Orange County, California. The increase in assets was funded by an increase in deposits of $30 million, an increase in borrowings and other liabilities of $7 million and earnings of $2 million.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Unaudited)



RESULTS OF OPERATIONS

NET INTEREST INCOME
The increase in net interest income in 2000 resulted primarily from higher volumes of interest earning assets. The improved mix of interest earning assets and deposits favorably impacted net interest income. Average interest earning assets increased $30 million, or 20% in 2000.

The net interest margin (yield on interest earning assets less the rate paid on interest bearing liabilities) and the net yield on interest earning assets (net interest income divided by average earning assets) both increased in 2000. This was a result of an increase in the general level of interest rates during the past year. The Company has more interest rate sensitive earning assets than interest bearing liabilities. As a result, margins tend to increase during periods of rising interest rates. Loan yields were significantly impacted by an increase in the "prime rate" of 125 basis points from the prior year.

The yield on interest earning assets increased primarily due to a 45 basis point increase in loan yields. This was caused by the increase in the prime rate noted above, offset in part by competitive pressures on loan yields in the Company's markets. The yield on investment securities has increased as a result of higher interest rates and investing in corporate bonds and extending maturities. The unrealized loss on available-for-sale investments has increased as a result of higher interest rates.

Interest expense increased in 2000 as a result of increased volumes and higher interest rates. Average interest bearing liabilities increased by $22 million from 1999.

The rates paid on interest bearing liabilities increased 61 basis points from year ago levels. This was due to increases in overall interest rate levels. In addition, average Federal Home Loan Bank borrowings as a percentage of average interest bearing liabilities increased from 2% in 1999 to 8% in 2000. The Company's deposits are concentrated in low and noninterest bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are. However, asset growth over the past year has relied to a greater extent on increases in time deposits and borrowed funds, thereby increasing the rate paid on interest bearing liabilities.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Unaudited)


The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 2000 and 1999 (dollars in millions):

                                                       2000                           1999
                                            Average           Yields/        Average         Yields/
                                            Balance            Rates         Balance          Rates
                                            -------           -------        -------         -------
ASSETS
Loans, net of unearned income,
 discounts and fees                         $134.2              9.78%        $111.8            9.33%
Investment securities                         42.9              7.47           32.3            6.47
Federal funds sold                              .2              4.17            3.1            4.81
Interest bearing deposits
 with financial institutions                    --              5.76             --            4.74
                                            ------             -----         ------           -----
Total interest earning assets                177.3              9.22          147.2            8.56
Allowance for loan losses                     (2.5)                            (2.4)
Cash and due from banks                        9.2                             10.3
Other assets                                   4.8                              4.5
                                            ------             -----         ------           -----
                                            $188.8                           $159.6
                                            ======             =====         ======           =====
LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits                               $ 52.3              5.31%      $   41.1            4.81%
Interest-bearing demand deposits              45.4              2.20           40.9            1.76
Savings deposits                               5.3              1.29            5.0            1.53
FHLB borrowings                                8.4              6.10            2.0            5.00
Other debt                                      .7             16.41             .8           20.02
                                            ------             -----         ------           -----
Total interest bearing liabilities           112.1              3.99           89.8            3.38

Demand deposits                               56.7                             51.3
Other liabilities                              1.6                              1.3
Minority interest                              8.1                              7.2
Shareholders' equity                          10.3                             10.0
                                            ------             -----         ------           -----
                                            $188.8                           $159.6
                                            ======             =====         ======           =====
Net interest margin                                             5.23%                          5.18%
Net yield on interest earning assets                            6.69                           6.50

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Unaudited)

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 2000 versus 1999 periods are summarized as follows (in thousands):

                             Three Months Ended March 31,
                            ------------------------------
                            Asset/       Interest
                            Liability    Rate
                            Changes      Changes     Total
                            ---------    --------    -----
Changes in:
  Interest income           $703         $230        $933
  Interest expense           250          109         359
                            ----         ----        ----
Net interest income         $453         $121        $574
                            ====         ====        ====

Loans on which the accrual of interest had been discontinued at March 31, 2000 and 1999 amounted to $505,000 and $1,238,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $14,000 and $41,000 in the first quarter of 2000 and 1999, respectively. This would have raised the net yield on interest earning assets and the net interest margin by approximately 3 basis points and 11 basis points during the first quarter of 2000 and 1999, respectively.


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                         Three Months Ended
                                              March 31,
                                         2000           1999
                                        ------        -------
Allowance for loan losses
  balance at beginning of period        $2,457        $ 2,444

Charge-offs                                 --            (93)
Recoveries                                  11             24
                                        ------        -------
Net recoveries (charge-offs)                11            (69)

Provision for loan losses                   --             --
                                        ------        -------
Allowance for loan losses
     balance at end of period           $2,468        $ 2,375
                                        ======        =======

All the above charge-offs and recoveries were at Sunwest. The net charge-offs during the first quarter 1999 are primarily the result of a single charge-off.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Unaudited)


Management believes that the allowance for loan losses at March 31, 2000 of $2,468,000 or 1.80% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows (dollars in thousands):

                             March 31,     December 31,    March 31,     December 31,
                               2000           1999           1999           1998
                             ---------     ------------    ---------     ------------
Nonaccrual loans              $  505         $  505         $1,238         $1,360
Loans 90 days past due
 and still accruing               13             --             --              1
                              ------         ------         ------         ------
Nonperforming loans              518            505          1,238          1,361
Real estate owned                495            502            522            528
                              ------         ------         ------         ------
Nonperforming assets          $1,013         $1,007         $1,760         $1,889
                              ======         ======         ======         ======
Nonperforming loans/
 Total loans                     .38%           .38%          1.10%          1.24%
Nonperforming assets/
 Total assets                    .52%           .54%          1.14%          1.23%
                              ======         ======         ======         ======


Nonperforming assets have declined approximately $876,000 from December 31, 1998. The decrease is due primarily to one loan placed on nonaccrual in the second quarter of 1998 that was subsequently repaid in 1999.

Impaired loans have not changed significantly from the amounts reported at December 31, 1999.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 million at March 31, 2000. No restructured loans were on nonaccrual status at March 31, 2000.

OTHER OPERATING INCOME

Other operating income declined by $27,000 for the three months ended March 31, 2000, as compared with the same period in 1999, primarily as a result of lower service charges and other income, offset in part by higher depositor charges. See note (5) of the notes to consolidated financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Unaudited)



OTHER OPERATING EXPENSES

Other operating expenses declined $64,000 in the three months ended March 31, 2000 from the same period in 1999. The largest decline was in professional services expense which declined $126,000. Approximately $90,000 of this decline was the result of hiring a consulting firm to conduct a profit improvement study in 1999. See note (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                     2000           1999
                                                    ------         ------
Other operating expenses                            $1,906         $1,970
Other operating expenses
(annualized)/average assets                           4.04%          4.94%
Other operating expenses/net interest income
 and other operating income                           59.7%          70.7%
                                                    ======         ======

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

Year 2000 Compliance
During 1999, the Company completed its plan to address the year 2000 date change. The Company has not experienced any failures or disruptions in its systems since the date change and does not anticipate any date change problems in the future. However, management will continue to monitor, throughout the year, its systems and interactions with vendors, customers and other third parties to ensure that all systems continue to function properly. The costs of the year 2000 project through March 31, 2000 totaled approximately $216,000. These costs include equipment and software purchased that are being amortized for up to five years. Internal and external costs specifically associated with modifying internal-use software for the year 2000 were expensed as incurred. No future expenditures are currently anticipated.


INCOME TAXES

The Company recognized income tax expense of $543,000 and $60,000, during the three month periods ended March 31, 2000 and 1999, respectively. Income tax expense is higher in 2000 due to higher earnings and due to Sunwest fully recognizing the benefits of its net operating tax loss carryforwards for financial statement purposes. Sunwest began recording income tax expense at the rate of 41.25% in the fourth quarter of 1999.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Unaudited)


LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 16% at March 31, 2000 and 17% at December 31, 1999. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.

During the first quarter of 2000 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2000.

At March 31, 2000, West Coast had cash and short term investments totaling $254,000. No significant cash receipts are expected for the remainder of 2000.

West Coast anticipates cash expenditures during 2000 to consist of debt service payments and other operating expenses. West Coast has a note payable of $384,000 due to its Chairman on June 30, 2000. At this time management believes that the maturity date will be extended; however, no amendments have yet been made to the note. West Coast's projected debt service for the remainder of 2000 is expected to total $63,000. West Coast anticipates that other operating expenses will be approximately $76,000 during the remainder of 2000. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.

CAPITAL RESOURCES AND DIVIDENDS

The Company had a 12.20%, 13.45% and 10.25% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 2000, respectively. Sunwest had a 12.51%, 13.77% and 10.78% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 2000, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

The Company had no material commitments for capital expenditures as of March 31, 2000.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                 MARCH 31, 2000

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

NONE

Item 2.  Changes in Securities

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule for March 31, 2000

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WEST COAST BANCORP



/s/ Eric D. Hovde                                              May 12, 2000
-----------------------------------------                      -----------------
Eric D. Hovde                                                  Date
Chief Executive Officer





/s/ Frank E. Smith                                             May 12, 2000
-----------------------------------------                      -----------------
Frank E. Smith                                                 Date
Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

  27                Financial Data Schedule