Form 10QSB
period 2000-06-30
WEST COAST BANCORP /CA/
filed 2000-08-14
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000



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

                                    YES X NO

                                     --- ---

              Number of shares outstanding of each of the issuer's

                  classes of common equity as of July 31, 2000:

                                    9,328,942


             Transitional Small Business Disclosure Format Yes No X

                                      -- --


                   This document contains a total of 19 pages.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                          June 30,  December 31,
                                                            2000        1999
                                                        (Unaudited)
                                                        ------------------------

ASSETS


Cash and due from banks ..............................   $  11,106    $   5,574
Federal funds sold ...................................          --        6,250
Investment securities available-for-sale
     at fair value ...................................      46,147       39,492
Loans ................................................     132,731      133,008
Less allowance for loan losses .......................      (2,472)      (2,457)
                                                         ---------    ---------
     Net loans .......................................     130,259      130,551
                                                         ---------    ---------
Real estate owned, net ...............................          13          502
Premises and equipment, net ..........................         876        1,041
Deferred taxes .......................................       1,682        1,976
Other assets .........................................       1,498        1,437
                                                         ---------    ---------
                                                         $ 191,581    $ 186,823
                                                         =========    =========

LIABILITIES
Deposits:


     Demand, non interest-bearing ....................   $  61,933    $  53,723
     Savings, money market & interest-bearing demand .      51,540       50,738
     Time certificates under $100,000 ................      16,758       22,273
     Time certificates of $100,000 or more ...........      29,933       31,912
                                                         ---------    ---------
     Total deposits ..................................     160,164      158,646

Federal Home Loan Bank borrowings ....................      10,000        8,000
Other borrowed funds .................................         517          541
Capital lease obligation .............................          81          158
Other liabilities ....................................       1,821        1,516
                                                         ---------    ---------
     Total liabilities ...............................     172,583      168,861

Commitments and contingencies

Minority interest in subsidiary ......................       8,525        8,045
                                                         ---------    ---------

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000

     shares authorized, 9,328,942 shares
     issued and outstanding in 2000 and 1999 .........      30,351       30,351
Accumulated deficit ..................................     (18,975)     (19,737)
Accumulated other comprehensive income - net of tax ..        (903)        (697)
                                                         ---------    ---------
     Total shareholders' equity ......................      10,473        9,917
                                                         ---------    ---------
                                                         $ 191,581    $ 186,823
                                                         =========    =========




          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                       (in thousands, except share data)


                                             Three Months Ended Six Months Ended
                                                   June 30,         June 30,
                                                 2000    1999     2000     1999
                                             -----------------------------------
INTEREST INCOME:

Loans, including fees ......................   $3,265   $2,770   $6,545   $5,377
Federal funds sold .........................        4        2        6       39
Investment securities ......................      865      506    1,666    1,012
                                               ---------------------------------
     Total interest income .................    4,134    3,278    8,217    6,428

INTEREST EXPENSE:
Interest on deposits .......................      989      687    1,949    1,381
Other ......................................      172       84      331      150
                                               ---------------------------------
     Total interest expense ................    1,161      771    2,280    1,531
                                               ---------------------------------
     Net interest income ...................    2,973    2,507    5,937    4,897

Provision for loan losses ..................       --       --       --       --
                                               ---------------------------------
     Net interest income after
     provision for loan losses .............    2,973    2,507    5,937    4,897

Other operating income .....................      223      407      453      664
Other operating expenses ...................    2,043    1,974    3,949    3,944
Minority interest in net income
  of subsidiary ............................      302      394      638      673
                                               ---------------------------------
     Income before income taxes ............      851      546    1,803      944

Income tax expense .........................      498       71    1,041      131
                                               ---------------------------------

     Net income ............................   $  353   $  475   $  762   $  813
                                               =================================

Basic and diluted earnings per share .......   $  .04   $  .05   $  .08   $  .09
                                               =================================







          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                             Three Months Ended  Six Months Ended
                                                   June 30,          June 30,
(in thousands)                                  2000     1999     2000     1999
                                              -----------------------------------
Net income .................................   $ 353    $ 475     $ 762    $ 813

Other comprehensive income, net of tax:
  Unrealized loss on
  available-for-sale investments
  arising during period ....................    (101)    (135)     (206)    (147)
                                               ----------------------------------

Other comprehensive loss ...................    (101)    (135)     (206)    (147)
                                               ----------------------------------

Comprehensive income .......................   $ 252    $ 340     $ 556    $ 666
                                               ==================================






          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Accumulated
                                 Common Stock         Other                    Share-
                                 --------------   Comprehensive  Accumulated   holders'
(in thousands)                   Shares  Amount      Income      Deficit       Equity
                                 ------------------------------------------------------

Balance at December 31, 1999     9,329   $30,351     $  (697)   $  (19,737)   $   9,917
Net income .................        --        --          --           762          762
Change in net unrealized
  loss on available-for-sale
  investments ..............        --        --        (206)           --         (206)
                                 ------------------------------------------------------
Balance at June 30, 2000 ...     9,329   $30,351     $  (903)   $  (18,975)   $  10,473
                                 ======================================================







CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                    2000          1999
                                                                                  --------------------
Cash flows from operating activities:
Net income .....................................................................   $   762   $   813
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ................................................       262       147
  Amortization and accretion from investment securities.........................        27       112
  Minority interest in net income of subsidiary ................................       638       673
Write-down of real estate owned ................................................        29        13
Decrease (increase) in other assets ............................................       532       (52)
Increase (decrease) in other liabilities .......................................       305       (27)
                                                                                    ----------------
Net cash provided by operating activities ......................................     2,555     1,679





          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
(in thousands)                                                                      2000         1999

Cash flows from investing activities: ..........................................
   Proceeds from maturities and paydowns of investment securities
     available-for-sale ........................................................      1,202       2,607
   Purchase of investment securities available-for-sale ........................     (8,642)        (53)
   Net decrease (increase) in loans ............................................        292     (21,490)
   Proceeds from sales of real estate owned ....................................        554          --
   Purchase of premises and equipment ..........................................        (96)       (255)
                                                                                   ---------------------
   Net cash used in investing activities .......................................     (6,690)    (19,191)


Cash flows from financing activities:


   Net increase in deposits ....................................................      1,518      11,725
   Principal payments on other borrowed funds ..................................        (24)        (24)
   Repayment of capital lease obligation .......................................        (77)        (46)
   Borrowed funds from Federal Home Loan Bank ..................................      2,000       4,000
   Stock options exercised .....................................................         --          77
                                                                                   --------------------
   Net cash  provided by financing activities ..................................      3,417      15,732
                                                                                   --------------------
Decrease in cash and cash equivalents ..........................................       (718)     (1,780)

Cash and cash equivalents at beginning of year .................................     11,824      13,834
                                                                                   --------------------
Cash and cash equivalents at end of year .......................................   $ 11,106    $ 12,054
                                                                                   ====================


Supplemental disclosures of cash flow information: Cash paid during the period for:


     Interest ..................................................................   $  2,221    $  1,532
     Income taxes ..............................................................        250          95


Supplemental schedule of non-cash investing and financing activities:

     Transfer of loans to REO ..................................................   $    --     $    131






          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (Unaudited)

(1)      BASIS OF PRESENTATION


         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Results for the three and six month periods ended june 30, 2000 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated. These financial statements should be read in conjunction with the Company's form 10KSB filed with the Securities and Exchange Commission.

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


(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the six and three month periods ended June 30, 2000 and 1999.

(dollars and shares in thousands)

                         Six Months Ended             Six Months Ended
                          June 30, 2000                June 30, 1999
                      -----------------------------------------------------
                      Net              Per Share   Net            Per Share
                      Income   Shares  Amount      Income Shares  Amount
                      -----------------------------------------------------

Basic EPS:
Income available to
 common shareholders   $ 762   9,329   $  .08     $ 813    9,271   $   .09
Effect of dilutive
 securities:
Stock options             --       6       --        --       13        --
                       ---------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $ 762   9,335    $ .08      $ 813   9,284   $   .09
                       ===================================================


                       Three Months Ended         Three Months Ended
                         June 30, 2000               June 30, 1999
                      ---------------------------------------------------
                      Net           Per Share    Net            Per Share
                      Income  Shares  Amount     Income Shares   Amount
                      ---------------------------------------------------

Basic EPS:
Income available to
 common shareholders   $ 353   9,329   $   .04   $ 475   9,282   $   .05
Effect of dilutive
 securities:
Stock options            --        4        --      --      24        --
                       -------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $ 353   9,333   $  .04    $ 475   9,306   $   .05
                       =================================================



 (4)     LOANS


         A summary of loans follows:


                                               June 30,    December 31,
         (in thousands)                          2000          1999
                                              ------------------------
Commercial loans not secured by real estate   $  40,332      $  42,162
Real estate mortgage loans ................      87,843         87,548
Real estate construction ..................       1,800          1,957
Personal loans not secured by real estate .       3,087          1,698
Unearned income, discounts and fees .......        (331)          (357)
                                              ------------------------
                                              $ 132,731      $ 133,008
                                              ========================


(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                            Three Months Ended   Six Months Ended
                                June 30,              June 30,
(in thousands)               2000     1999         2000      1999
                             ------------------------------------
Depositor charges .......... $185     $205         $381      $370
Service charges, commissions
  & fees ...................   31       38           60        81
Other income ...............    7      164           12       213
                             ------------------------------------
                             $223     $407         $453      $664
                             ====================================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
         (in thousands)            2000       1999       2000      1999
                                  ---------------------------------------
Salaries and employee benefits    $ 1,017    $   932   $ 1,952    $ 1,914
Occupancy .....................       281        205       487        371
Customer service ..............       224        157       413        315
Data processing ...............       139        143       283        282
Depreciation and amortization .       130         76       261        147
Professional services .........        94        150       172        354
Advertising and promotion .....        47         67        82        136
Stationery and supplies .......        29         37        49         65
Telephone and telefax .........        21         28        44         52
Printing & postage ............        19         27        37         53
Collection ....................        19          9        19         15
Insurance .....................        18         10        18         19
Regulatory fees and assessments        13          9        27         17
Net cost of operation of REO ..      (112)        23      (103)        28
Miscellaneous .................       104        101       208        176
                                  ---------------------------------------
                                  $ 2,043    $ 1,974   $ 3,949    $ 3,944
                                  =======================================

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three and six month periods ended June 30, 2000 and 1999. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

The Company recorded net income of $353,000 and $762,000, or $.04 and $.08 per share, during the three and six month periods ended June 30, 2000, as compared with income of $475,000 and $813,000, or $.05 and $.09 per share, during the same respective periods in 1999. The 2000 figures include the effects of recording a tax provision of $498,000 and $1,041,000 during the three and six month periods of 2000 compared to $71,000 and $131,000 in 1999. The higher pretax income in 2000 versus 1999 occurred primarily because Sunwest had higher earnings in 2000. Sunwest's higher earnings were primarily due to growth in net interest income and fees from growth in assets and deposits.

The Company had total assets, loans and deposits as follows:

               June 30,     December 31,  June 30,   December 31,
                 2000         1999          1999         1998
(in thousands) -------------------------------------------------
Total assets   $191,581     $186,823      $170,714     $153,784
Loans ......    132,731      133,008       130,681      109,547
Deposits ...    160,164      158,646       145,464      133,739


The $21 million increase in total assets from June 30, 1999 to June 30, 2000, occurred primarily due to a $20 million increase in investment securities at Sunwest. The increase in assets was funded by an increase in deposits of $15 million, an increase in borrowings and other liabilities of $4 million and earnings of $2 million. Deposits increased as a result of marketing efforts and due to the expanding economy in Orange County, California. Loan growth has been hampered by a larger than normal number of loan payoffs during the first six months of 2000. Lower loan growth can reduce net interest income growth as funds are invested in lower yielding securities.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The increase in net interest income in 2000 resulted primarily from higher volumes of interest earning assets. The improved mix of interest earning assets and deposits favorably impacted net interest income. Average interest earning assets increased $31 million, or 21% in the first three months of 2000 compared to 1999 and increased $30 million, or 20% in the six months ended june 30, 2000 compared to the same period in 1999.

The net interest margin (yield on interest earning assets less the rate paid on interest bearing liabilities) declined 31 basis points and 13 basis points in the three months and six months ended June 30, 2000 compared to the same respective periods in 1999. The net yield on interest earning assets (net interest income divided by average earning assets) decreased 10 basis points in the second quarter of 2000 but maintained an increase of 5 basis points in the first six months of 2000 as compared to the same periods in 1999. This was a result of an increase in the general level of interest rates during the past year offset in part by a shift in the mix of earning assets and deposits. Increases in interest rates on interest-bearing liabilities were higher than the increase in interest rates on earning assets. Loan yields were significantly impacted by an increase in the "prime rate" of 175 basis points from the prior year.

The yield on interest earning assets increased primarily due to an increase in loan yields of 38 basis points and 42 basis points in the three and six months of 2000, respectively as compared to the same periods in 1999. This was caused by the increase in the prime rate noted above, offset in part by competitive pressures on loan yields in the Company's markets. The yield on investment securities has increased as a result of higher interest rates and investing in corporate bonds and extending maturities. The unrealized loss on available-for-sale investments has increased as a result of higher interest rates.

Interest expense increased in 2000 as a result of increased volumes and higher interest rates. Average interest-bearing liabilities increased by $22 million in the three and six months of 2000 as compared to the same periods in 1999. The rates paid on interest-bearing liabilities increased 72 basis points and 66 basis points for the second quarter and first six months from year ago levels. This was due to increases in overall interest rate levels. In addition, average Federal Home Loan Bank borrowings as a percentage of average interest-bearing liabilities increased from 3% in 1999 to 8% in the first six months and 4% in 1999 to 9% in 2000 for the second quarter. The Company's deposits are concentrated in low and noninterest-bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are. However, asset growth over the past year has relied to a greater extent on increases in borrowed funds with higher rates, thereby increasing the rate paid on interest-bearing liabilities.

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three and six month periods ended June 30, 2000 and 1999 (dollars in millions):

                                                  Three months ended June 30,
                                                    2000                  1999
                                              Average     Yields/   Average  Yields/
                                              Balance     Rates     Balance  Rates
                                           ----------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees .................   $   135.2   9.66%  $ 119.5        9.28%
Investment securities ...................        46.2   7.49      31.2        6.48
Federal funds sold ......................          .3   6.13       0.2        4.82
                                            ---------------------------------------
Total interest earning assets ...........       181.7   9.10     150.9        8.69

Allowance for loan losses ...............        (2.5)            (2.4)
Cash and due from banks .................        10.6             10.1
Other assets ............................         4.0              3.7
                                            ---------------------------------------
                                            $   193.8          $ 162.3
                                            =======================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits ..........................    $    51.0   5.52%  $  42.2        4.68%
Interest-bearing demand deposits .......         47.2   2.30      39.6        1.81
Savings deposits .......................          4.6   1.27       4.8        1.33
FHLB borrowings ........................          9.6   6.12       3.4        4.92
Other debt .............................           .6  15.79       1.0       19.66
                                            ---------------------------------------
Total interest-bearing liabilities .....        113.0   4.11      91.0        3.39

Demand deposits ........................         60.2             52.9
Other liabilities ......................          1.7              1.4
Minority interest ......................          8.4              7.5
Shareholders' equity ...................         10.5              9.5
                                            ---------------------------------------
                                            $   193.8          $ 162.3
                                            =======================================

Net interest margin ...................                 4.99%                 5.30%
Net yield on interest earning assets ..                 6.55                  6.65

                                             Six months ended June 30,
                                              2000              1999
                                         Average  Yields/ Average   Yields/
                                        Balance   Rates   Balance   Rates
                                      ----------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees ............   $   134.7   9.72%  $  115.6       9.30%
Investment securities ..............        44.4   7.51       31.8       6.37
Federal funds sold .................          .2   5.34        1.6       4.84
                                       ---------------------------------------
Total interest earning assets ......       179.3   9.17      149.0       8.63

Allowance for loan losses ..........        (2.5)             (2.3)
Cash and due from banks ............         9.9              10.2
Other assets .......................         4.5               4.0
                                        --------------------------------------
                                        $  191.2         $   160.9
                                        ======================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits ......................    $   51.6   5.41% $   41.7       4.74%
Interest-bearing demand deposits ...        46.3   2.25      40.2       1.78
Savings deposits ...................         4.9   1.27       4.8       1.44
FHLB borrowings ....................         9.0   6.12       2.7       4.94
Other debt .........................          .7  16.66       1.0      19.38
                                        --------------------------------------
Total interest-bearing liabilities .       112.5   4.05      90.4       3.39

Demand deposits ....................        58.4             52.1
Other liabilities ..................         1.7              1.3
Minority interest ..................         8.2              7.4
Shareholders' equity ...............        10.4              9.7
                                        --------------------------------------
                                        $  191.2        $   160.9
                                        ======================================
Net interest margin ................               5.11%                5.24%
Net yield on interest earning assets               6.62                 6.57

The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 2000 versus 1999 periods are summarized as follows (in thousands):

                       Three Months Ended June 30,   Six Months Ended June 30,
                       --------------------------------------------------------
                        Asset/    Interest          Asset/     Interest
                        Liability Rate              Liability  Rate
                        Changes   Changes  Total    Changes    Changes   Total
                        -------------------------------------------------------
Changes in:
     Interest income    $  649    $  207   $  856   $1,331    $  458     $1,789
     Interest expense      236       154      390      484       265        749
                        -------------------------------------------------------
Net interest income .   $  413    $   53   $  466   $  847    $  193     $1,040
                        =======================================================


Loans on which the accrual of interest had been discontinued at June 30, 2000 and 1999 amounted to $467,000 and $1,122,000, respectively. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $19,000 and $32,000 in the second quarter of 2000 and 1999, respectively. This would have raised the net yield on interest earning assets and the net interest margin by approximately 5 basis points and 11 basis points during the second quarter of 2000 and 1999, respectively.

NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                    Three Months Ended      Six Months Ended
                                      June 30,                  June 30,
                                        2000   1999        2000         1999
                                     -----------------------------------------
Allowance for loan losses
     balance at beginning of period   $ 2,468    $ 2,375   $ 2,457    $ 2,444
Charge-offs .......................       (17)        --       (17)       (93)
Recoveries ........................        21         74        32         98
                                      ----------------------------------------
Net recoveries ....................         4         74        15          5

Provision for loan losses .........        --         --        --         --
                                      ----------------------------------------
Allowance for loan losses
     balance at end of period .....   $ 2,472    $ 2,449   $ 2,472    $ 2,449
                                      ========================================

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the three and six months ended June 30, 2000, were primarily the result of improved asset quality.

Management believes that the allowance for loan losses at June 30, 2000 of $2,472,000 or 1.86% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.


A summary of nonperforming assets follows (dollars in thousands):


                         June 30, December 31,   June 30, December 31,
                           2000      1999         1999        1998
                         -------------------------------------------

Nonaccrual loans ......   $  467    $  505       $1,122      $1,360
Loans 90 days past due
     and still accruing       --        --           --           1
                          -----------------------------------------
Nonperforming loans ...      467       505        1,122       1,361
Real estate owned .....       13       502          876         528
                          -----------------------------------------
Nonperforming assets ..   $  480    $1,007       $1,998      $1,889
                          =========================================

Nonperforming loans/

    Total loans .......      .35%     .38%         .86%       1.24%
Nonperforming assets/
    Total assets ......      .25%     .54%        1.17%       1.23%
                           ========================================


Nonperforming assets have declined approximately $1,409,000 from December 31, 1998. The decrease is due primarily to the sale of real estate owned and one loan placed on nonaccrual in the second quarter of 1998 that was subsequently repaid in 1999 and one real estate owned that was sold in the second quarter of 2000.

Impaired loans have not changed significantly from the amounts reported at December 31, 1999.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 million at June 30, 2000. No restructured loans were on nonaccrual status at June 30, 2000.


OTHER OPERATING INCOME


Other operating income declined by $184,000 and $211,000 for the three and six months ended June 30, 2000, as compared with the same periods in 1999, primarily as a result of lower other income. Other income includes recoveries of interest on loans on nonaccrual in prior years of $155,000 and $200,000 for the three and six month periods ended June 30, 1999, respectively. See note (5) of the notes to consolidated financial statements.

OTHER OPERATING EXPENSES


Other operating expenses increased $69,000 and $5,000 in the three and six months ended June 30, 2000 from the same periods in 1999. The increase was primarily attributed to the increase in the Occupancy and Depreciation expenses which increased $130,000 or 46.3% and $230,000 or 44.4% for the three and six months of 2000, respectively, as compared to the same periods in 1999. The increase was partially offset by professional services expense which declined $56,000 and $182,000 for the three and six month periods in 2000. Approximately $90,000 of the decline in the first six months was the result of hiring a consulting firm to conduct a profit improvement study in 1999. Moreover, a gain of $119,000 on the sale of REO was realized in the second quarter of 2000. As a result, the increase in Other Operating Expenses was slightly reduced. See note
(6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):


                                          Three Months Ended         Six Months Ended
                                                June 30,                 June 30,
                                            2000        1999         2000      1999
                                      -----------------------------------------------

Other operating expenses ............ $     2,043   $   1,974    $   3,949   $   3,944
Other operating expenses
     (annualized)/average assets ....       4.22%       4.87%        4.13%       4.90%
Other operating expenses/net interest
     income and other operating income      63.9%       67.7%        61.8%       70.9%
                                      ================================================

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

Year 2000 Compliance

During 1999, the Company completed its plan to address the year 2000 date change. The Company has not experienced any failures or disruptions in its systems since the date change and does not anticipate any date change problems in the future. However, management will continue to monitor, throughout the year, its systems and interactions with vendors, customers and other third parties to ensure that all systems continue to function properly. The costs of the year 2000 project through June 30, 2000 totaled approximately $216,000. These costs include equipment and software purchased that are being amortized for up to five years. Internal and external costs specifically associated with modifying internal-use software for the year 2000 were expensed as incurred. No future expenditures are currently anticipated.

INCOME TAXES


The Company recognized income tax expense of $498,000 and $71,000, during the three month periods ended June 30, 2000 and 1999, respectively. Income tax expense of $1,041,000 and $131,000 were recognized during the six month periods ended June 30, 2000 and 1999, respectively. Income tax expense is higher in 2000 due to higher earnings and due to Sunwest fully recognizing the benefits of its net operating tax loss carryforwards for financial statement purposes. Sunwest began recording income tax expense at the rate of 41.25% in the fourth quarter of 1999.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.


The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 17% at June 30, 2000 and 17% at December 31, 1999. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.


THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.


During the first six months of 2000 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2000.

At June 30, 2000, West Coast had cash and short term investments totaling $221,000. No significant cash receipts are expected for the remainder of 2000.

West Coast anticipates cash expenditures during 2000 to consist of debt service payments and other operating expenses. West Coast has a note payable of $375,000 due to its Chairman on November 30, 2000. At this time management believes that the maturity date will be extended or the note exchanged for common stock; however, no amendments have yet been made to the note. Except for the final payment on the note payable, West Coast's projected debt service for the remainder of 2000 is expected to total $37,000. West Coast anticipates that other operating expenses will be approximately $54,000 during the remainder of 2000. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.


CAPITAL RESOURCES AND DIVIDENDS


The Company had a 12.53%, 13.79% and 10.40% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 2000, respectively. Sunwest had a 13.36%, 14.61% and 10.86% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 2000, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

The Company had no material commitments for capital expenditures as of June 30, 2000.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                 JUNE 30, 2000


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


         Exhibit 27 - Financial Data Schedule for June 30, 2000


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST BANCORP






/s/Eric D. Hovde                                     August 11, 2000
-----------------                                    ----------------------

Eric D. Hovde                                        Date
Chief Executive Officer





/s/Frank E. Smith                                    August 11, 2000
-----------------                                    ----------------------
Frank E. Smith                                       Date
Chief Financial Officer