Form 10QSB
period 2000-09-30
WEST COAST BANCORP /CA/
filed 2000-11-13
CIK 352187

WEST COAST BANCORP AND SUBSIDIARIES

                     U.S. Securities And Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000



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

                                    YES X NO

                                     --- ---

              Number of shares outstanding of each of the issuer's

                classes of common equity as of October 31, 2000:

                                    9,328,942


             Transitional Small Business Disclosure Format Yes No X

                                      -- --


                   This document contains a total of 19 pages.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                 September 30,  December 31,
                                                                                    2000           1999
                                                                                 (Unaudited)
                                                                                 ---------------------------

ASSETS


Cash and due from banks ........................................................   $  11,021    $   5,574
Federal funds sold .............................................................          --        6,250
Investment securities available-for-sale
     at fair value .............................................................      41,594       39,492
Loans ..........................................................................     126,505      133,008
Less allowance for loan losses .................................................      (2,499)      (2,457)
                                                                                   ----------------------
     Net loans .................................................................     124,006      130,551
                                                                                   ----------------------
Real estate owned, net .........................................................           7          502
Premises and equipment, net ....................................................         971        1,041
Deferred taxes .................................................................       1,073        1,976
Other assets ...................................................................       1,442        1,437
                                                                                   ----------------------
                                                                                   $ 180,114    $ 186,823
                                                                                   ======================

LIABILITIES
Deposits:


     Demand, non interest-bearing ..............................................   $  59,637    $  53,723
     Savings, money market & interest-bearing demand ...........................      49,557       50,738
     Time certificates under $100,000 ..........................................      13,911       22,273
     Time certificates of $100,000 or more .....................................      27,562       31,912
                                                                                   ----------------------
     Total deposits ............................................................     150,667      158,646

Federal Home Loan Bank borrowings ..............................................       7,000        8,000
Other borrowed funds ...........................................................         504          541
Capital lease obligation .......................................................          35          158
Other liabilities ..............................................................       1,844        1,516
                                                                                   ----------------------
     Total liabilities .........................................................     160,050      168,861

Commitments and contingencies

Minority interest in subsidiary ................................................       9,010        8,045
                                                                                    ---------------------

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,328,942 shares
     issued and outstanding in 2000 and 1999 ...................................      30,351       30,351
Accumulated deficit ............................................................     (18,663)     (19,737)
Accumulated other comprehensive income - net of tax ............................        (634)        (697)

                                                                                   ----------------------
     Total shareholders' equity ................................................      11,054        9,917
                                                                                   ----------------------
                                                                                   $ 180,114    $ 186,823
                                                                                   ======================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                       (in thousands, except share data)

                                       Three Months Ended    Nine Months Ended
                                         September 30,          September 30,
                                        2000        1999        2000    1999
                                       --------------------------------------

INTEREST INCOME:
Loans, including fees ..............   $ 3,212   $ 3,088   $ 9,757   $ 8,465
Federal funds sold .................         0        22         6        61
Investment securities ..............       905       558     2,571     1,570
                                       -------------------------------------
     Total interest income .........     4,117     3,668    12,334    10,096

INTEREST EXPENSE:
Interest on deposits ...............       925       844     2,873     2,225
Other ..............................       161       113       493       263
                                       -------------------------------------
     Total interest expense ........     1,086       957     3,366     2,488
                                       -------------------------------------
     Net interest income ...........     3,031     2,711     8,968     7,608

Provision for loan losses ..........        20        --        20        --
                                        ------------------------------------
     Net interest income after
     provision for loan losses .....     3,011     2,711     8,948     7,608

Other operating income .............       222       400       676     1,064
Other operating expenses ...........     2,197     1,899     6,147     5,843
Minority interest in net income
  of subsidiary ....................       278       504       915     1,177
                                       -------------------------------------
     Income before income taxes ....       758       708     2,562     1,652

Income tax expense .................       446        90     1,488       221
                                       -------------------------------------

     Net income ....................   $   312   $   618   $ 1,074   $ 1,431
                                       ======================================

Basic and diluted earnings per share   $   .03   $   .07   $   .12   $   .15
                                       ======================================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)


                                           Three Months Ended  Nine Months Ended
                                             September 30,        September 30,
(in thousands)                              2000     1999        2000      1999
                                          --------------------------------------

Net income ............................   $   312   $   618    $ 1,074   $ 1,431

Other comprehensive income, net of tax:
  Unrealized gain (loss) on
  available-for-sale investments
  arising during period ...............       269       (91)        63      (238)
                                          --------------------------------------

Other comprehensive gain (loss) .......       269       (91)        63      (238)
                                          --------------------------------------

Comprehensive income ..................   $   581   $   527    $ 1,137   $ 1,193
                                          ======================================

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY AND CASH FLOWS
                                   (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                   Accumulated
                                   Common Stock       Other                    Share-
                                  -------------   Comprehensive  Accumulated   holders'
(in thousands)                    Shares Amount       Income       Deficit     Equity
                                ------------------------------------------------------



Balance at December 31, 1999      9,329   $30,351   $  (697)   $   (19,737) $  9,917
Net income ..................        --        --        --          1,074     1,074
Change in net unrealized
  loss on available-for-sale
  investments ...............        --        --        63             --        63
                                 ---------------------------------------------------
Balance at September 30, 2000     9,329   $30,351   $  (634)   $   (18,663) $ 11,054

                                 ===================================================




CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                           September 30,
(in thousands)                                          2000          1999
                                                      --------------------------


Cash flows from operating activities:
Net income ............................................   $ 1,074    $ 1,431
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization .......................       383        227
  Amortization and accretion from investment securities        34        341
  Loss on sale of securities ..........................        16         --
  Provision for credit losses .........................        20         --
  Minority interest in net income of subsidiary .......       915      1,177
  Write-down of real estate owned .....................        20         20
  Gain on sale of real estate owned ...................       (79)        --
  Deferred tax benefit ................................       832        (47)
Increase in other assets ..............................        (5)       (29)
Increase (decrease) in other liabilities ..............       328        (86)
                                                          -------------------
Net cash provided by operating activities .............     3,538      3,034



                                                           (Continued)

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
(in thousands)                                                                        September 30,
                                                                                   2000           1999

Cash flows from investing activities ...........................................
   Proceeds from maturities and paydowns of investment securities
     available-for-sale ........................................................      2,974       3,831
   Purchase of investment securities available-for-sale ........................     (4,942)     (9,813)
   Decrease (increase) in loans ................................................      6,525     (25,064)
   Proceeds from sales of real estate owned ....................................        554         361
   Purchase of premises and equipment ..........................................       (313)       (462)
                                                                                    --------------------
   Net cash provided by (used in) investing activities .........................      4,798     (31,147)


Cash flows from financing activities:


   Net (decrease) increase in deposits .........................................     (7,979)     18,580
   Principal payments on other borrowed funds ..................................        (37)        (36)
   Repayment of capital lease obligation .......................................       (123)        (74)
   (Repayments) borrowings of funds from the
    Federal Home Loan Bank .....................................................     (1,000)      6,000
   Stock options exercised .....................................................         --          77
                                                                                   --------------------
   Net cash (used in) provided by financing activities .........................     (9,139)     24,547
                                                                                   --------------------
Decrease in cash and cash equivalents ..........................................       (803)     (3,566)

Cash and cash equivalents at beginning of year .................................     11,824      13,834
                                                                                   --------------------
Cash and cash equivalents at end of year .......................................   $ 11,021    $ 10,268
                                                                                   ====================


Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..................................................................   $  3,479    $  2,430
     Income taxes ..............................................................        340          95


Supplemental schedule of non-cash investing and financing activities:

     Transfer of loans to REO ..................................................   $     --    $    361


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


                                  (Unaudited)


(1)      BASIS OF PRESENTATION


         The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated. These financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended SFAS No. 133. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial position when adopted.

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and nine month periods ended September 30, 2000 and 1999.



(dollars and shares in thousands)

                         Three Months Ended                Three Months Ended
                         September 30, 2000                September 30, 1999
                      ----------------------------------------------------------
                       Net               Per Share   Net      Per Share
                      Income    Shares    Amount     Income   Shares    Amount
                      ----------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $ 312    9,329    $   .03    $ 618     9,329     $   .07
Effect of dilutive
 securities:

Stock options ......      --       15         --       --        10          --
                       ---------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $ 312    9,344    $   .03    $ 618      9,339    $   .07
                       =========================================================



                        Nine Months Ended             Nine Months Ended
                        September 30, 2000            September 30, 1999
                       ------------------------------------------------------------
                       Net                 Per Share     Net              Per Share
                       Income   Shares     Amount        Income    Shares Amount
                       ------------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $1,074    9,329   $   .12        $1,431    9,290   $   .15
Effect of dilutive
 securities:
Stock options ......       --        9        --           --        13        --
                       ------------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $1,074    9,338   $   .12       $1,431      9,303   $  .15
                       ============================================================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

 (4)     LOANS

         A summary of loans follows:

                                              September 30,  December 31,
 (in thousands)                               2000           1999
                                             ---------------------------

Commercial loans not secured by real estate   $  37,183       $  42,162
Real estate mortgage loans ................      84,803          87,548
Real estate construction ..................       3,200           1,957
Personal loans not secured by real estate .       1,612           1,698
Unearned income, discounts and fees .......        (293)           (357)
                                              --------------------------
                                              $ 126,505       $ 133,008
                                              ==========================

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                             Three Months Ended  Nine Months Ended
                                                September 30,     September 30,
         (in thousands)                           2000   1999     2000     1999
                                             -----------------------------------



Depositor charges ........................   $  174   $  218   $  555   $  587
Service charges, commissions
  & fees .................................       25       24       85      106
Other income .............................       23      158       36      371
                                              ----------------------------------
                                              $  222  $  400   $  676   $1,064
                                              ==================================


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                          Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
         (in thousands)                     2000       1999      2000       1999
                                           ----------------------------------------

         Salaries and employee benefits    $   963   $   852   $ 2,914    $ 2,766
         Customer service ..............       230       170       644        485
         Occupancy .....................       223       216       710        587
         Professional services .........       191       158       363        512
         Data processing ...............       165       150       448        432
         Depreciation and amortization .       122        80       383        226
         Advertising and promotion .....        50        72       133        208
         Stationery and supplies .......        33        22        81         87
         Telephone and telefax .........        27        25        71         77
         Printing & postage ............        16        30        53         83
         Regulatory fees and assessments        15         9        42         26
         Insurance .....................         9        10        28         29
         Net cost of operation of REO ..         6        11       (97)        39
         Collection ....................         2        12        21         27
         Miscellaneous .................       145        82       353        259
                                          ----------------------------------------
                                           $ 2,197   $ 1,899   $ 6,147    $ 5,843
                                          ========================================

PART I

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following presents management's discussion and analysis of the consolidated financial condition and operating results of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the three and nine month periods ended September 30, 2000 and 1999. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

The Company recorded net income of $312,000 and $1,074,000, or $.03 and $.12 per share, during the three and nine month periods ended September 30, 2000, as compared with income of $618,000, and $1,431,000, or $.07 and $.15 per share, during the same respective periods in 1999. The 2000 figures include the effects of recording a tax provision of $446,000 and $1,488,000 during the three and nine month periods of 2000 compared to $90,000 and $221,000 in 1999.

The Company had total assets, loans and deposits as follows:

                September 30,  December 31,  September 30,  December 31,
                   2000             1999         1999           1998
(in thousands)  ---------------------------------------------------------
Total assets    $180,114       $186,823     $180,431        $153,784
Loans ......     126,505        133,008      134,411         109,547
Deposits ...     150,667        158,646      152,319         133,739


The $317,000 decrease in total assets from September 30, 1999 to September 30, 2000, occurred primarily due to a $7.9 million decrease in loans, partially offset by an increase of $7.6 million in investment securities and other assets. Loan growth has been hampered by a larger than normal number of loan payoffs during the nine months of 2000. Lower loan growth can reduce net interest income growth as funds are invested in lower yielding securities. Deposits decreased $1.7 million from a year ago as a result of reducing the volume of wholesale certificates of deposit ("money desk deposits"). Money desk deposits declined $9.2 million from $24.1 million at September 30, 1999 to $14.9 million at September 30, 2000. Branch deposits increased $7.4 million. Money desk deposits were reduced due to the lower volume of loans requiring funding.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The increase in net interest income in 2000 resulted primarily from higher volumes of average interest earning assets. The improved mix of deposits favorably impacted net interest income. Average interest earning assets increased $9.4 million, or 5.6% in the three months ended September 30, 2000 compared to 1999 and increased $23.3 million, or 15.0% in the nine months ended September 30, 2000 compared to the same period in 1999.

The net interest margin (yield on interest earning assets less the rate paid on interest-bearing liabilities) increased 3 basis points in the three months ended September 30, 2000 and declined 6 basis points in the nine months ended September 30, 2000 compared to the same respective periods in 1999. The net yield on interest earning assets (net interest income divided by average earning assets) increased 38 basis points in the third quarter of 2000 and 16 basis points in the nine months ended September 30, 2000 as compared to the same periods in 1999. This was a result of an increase in the general level of interest rates during the past year offset in part by a shift in the mix of earning assets and deposits. Loan yields were significantly impacted by an increase in the "prime rate" of 125 basis points from the prior year.

The yield on interest earning assets increased primarily due to an increase in loan yields of 68 basis points and 51 basis points in the three and nine months of 2000, respectively as compared to the same periods in 1999. This was caused by the increase in the prime rate noted above, offset in part by competitive pressures on loan yields in the Company's markets. The yield on investment securities has increased as a result of higher interest rates and investing in corporate bonds and extending maturities. The unrealized loss on available-for-sale investments has decreased as a result of more favorable market conditions. The increase in rates was offset in part, due to a decline in the percentage of loans to total earning assets in the three and nine month periods of 2000, compared to the same periods in 1999.

Interest expense increased in 2000 as a result of higher interest rates. Average interest-bearing liabilities decreased by $600,000 in the third quarter of 2000 and increased $14.4 million in the nine months of 2000 as compared to the same periods in 1999. The rates paid on interest-bearing liabilities increased 52 basis points and 60 basis points for the third quarter and nine months from year ago levels due to increases in overall interest rate levels. In addition, average Federal Home Loan Bank borrowings as a percentage of average interest-bearing liabilities increased to 8.5% in the third quarter of 2000 from 5.7% in the third quarter of 1999 and increased to 8.2% in the nine months of 2000 compared to 4.1% in the nine months of 1999. Also, average time deposits declined as a percentage of average interest-bearing liabilities in 2000.
Average time deposits as a percentage of interest-bearing liabilities declined to 41.3% in the third quarter of 2000 from 47.8% in the third quarter of 1999 and declined to 44.6% in the nine months of 2000 from 46.6% in the same period of 1999. These declines were due to reductions in money desk deposits. The Company's deposits are concentrated in low and noninterest-bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are.

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three and nine month periods ended September 30, 2000 and 1999 (dollars in millions):

                                           Three months ended September 30,
                                                2000                   1999
                                        Average        Yields/  Average     Yields/
                                        Balance        Rates    Balance      Rates
                                      ---------------------------------------------
ASSETS

Loans, net of unearned income,
     discounts and fees ............   $ 128.5         10.00% $   132.6       9.32%
Investment securities ..............      47.7          7.59       32.6       6.85
Federal funds sold .................       0.0          0.00        1.6       5.37
                                       --------------------------------------------
Total interest earning assets ......     176.2          9.35      166.8       8.80

Allowance for loan losses ..........      (2.5)                    (2.5)
Cash and due from banks ............      10.7                     10.0
Other assets .......................       3.8                      3.9
                                       -------------------------------------------
                                       $ 188.2                $    178.2
                                       ===========================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits ......................   $  43.0          5.81% $    50.0       4.93%
Interest-bearing demand deposits ...      47.7          2.42       42.8       1.97
Savings deposits ...................       4.0          1.29        4.8       1.24
FHLB borrowings ....................       8.8          6.48        6.0       5.10
Other debt .........................       0.5         16.10        1.0      19.30
                                      ---------------------------------------------
Total interest-bearing liabilities .     104.0          4.18      104.6       3.66

Demand deposits ....................      62.2                     54.5
Other liabilities ..................       2.4                      1.4
Minority interest ..................       8.7                      7.8
Shareholders' equity ...............      10.9                      9.9
                                      ---------------------------------------------
                                       $ 188.2                 $  178.2
                                      =============================================
Net interest margin ................                    5.17%                  5.14%
Net yield on interest earning assets                    6.88                   6.50




                                              Nine months ended September 30,
                                                 2000                  1999
                                        Average        Yields/   Average    Yields/
                                        Balance        Rates     Balance    Rates
                                        ------------------------------------------
ASSETS

Loans, net of unearned income,
     discounts and fees ............   $   132.6         9.81% $  121.4       9.30%
Investment securities ..............        45.6         7.52      32.0       6.53
Federal funds sold .................          .1         5.33       1.6       5.02
                                      --------------------------------------------
Total interest earning assets ......       178.3         9.22     155.0       8.68

Allowance for loan losses ..........        (2.4)                  (2.4)
Cash and due from banks ............        10.2                   10.1
Other assets .......................         4.2                    4.0
                                       -------------------------------------------
                                        $  190.3               $  166.7
                                       ===========================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits ......................   $    48.7         5.52% $   44.4       4.81%
Interest-bearing demand deposits ...        46.8         2.31      41.1       1.84
Savings deposits ...................         4.6         1.27       4.8       1.37
FHLB borrowings ....................         9.0         6.24       3.9       5.01
Other debt .........................          .5        18.79       1.0      43.30
                                        ------------------------------------------
Total interest-bearing liabilities .       109.6         4.09      95.2       3.49

Demand deposits ....................        59.7                   52.9
Other liabilities ..................         2.0                    1.3
Minority interest ..................         8.4                    7.5
Shareholders' equity ...............        10.6                    9.8
                                        ------------------------------------------
                                        $  190.3                $ 166.7
                                       ===========================================
Net interest margin ................                     5.13%                5.19%
Net yield on interest earning assets                     6.70                 6.54



The increases in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 2000 versus 1999 periods are summarized as follows (in thousands):

                         Three Months                   Nine Months
                        Ended September 30,          Ended September 30,
                       ---------------------------------------------------------
                          Asset/     Interest        Asset/     Interest
                        Liability    Rate            Liability  Rate
                        Changes      Changes Total   Changes    Changes  Total
                       ---------------------------------------------------------

Changes in:
     Interest income    $  212    $  237     $  449   $1,585   $  653   $2,238
     Interest expense       (6)      135        129      408      470      878
                        --------------------------------------------------------
Net interest income .   $  218    $  102     $  320   $1,177   $  183   $1,360
                        ========================================================


There were no loans on which the accrual of interest had been discontinued at September 30, 2000. However, there were loans on which the accrual of interest had been discontinued at September 30, 1999 amounting to $888,000. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $27,000 in the third quarter of 1999. This would have raised the net yield on interest earning assets and the net interest margin by approximately 6 basis points during the third quarter of 1999.

NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses during the periods indicated (in thousands):

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2000       1999       2000          1999
                                      ------------------------------------------

Allowance for loan losses
     balance at beginning of period   $ 2,472    $ 2,449   $ 2,457    $ 2,444

Charge-offs .......................       (46)        --       (63)       (93)
Recoveries ........................        53        156        85        254
                                      ------------------------------------------
Net recoveries ....................         7        156        22        161

Provision for loan losses .........        20         --        20         --
                                      ------------------------------------------
Allowance for loan losses
     balance at end of period .....   $ 2,499    $ 2,605   $ 2,499    $ 2,605
                                      ==========================================

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the three and nine months ended September 30, 2000, were primarily the result of improved asset quality.

Management believes that the allowance for loan losses at September 30, 2000 of $2.5 million or 2.0% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. While Southern California and Orange County economies have exhibited positive trends for several years, there is no assurance that such trends will continue. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.


A summary of nonperforming assets follows (dollars in thousands):


                      September 30, December 31, September 30,  December 31,
                         2000         1999           1999            1998
                        ----------------------------------------------------

Nonaccrual loans ......   $    0    $  505       $  888              $1,360
Loans 90 days past due
     and still accruing       --        --           --                   1
                          -------------------------------------------------
Nonperforming loans ...        0       505          888               1,361
Real estate owned .....        7       502          508                 528
                          -------------------------------------------------
Nonperforming assets ..   $    7    $1,007       $1,396              $1,889
                          =================================================

Nonperforming loans/
    Total loans .......      .00%      .38%        .66%               1.24%
Nonperforming assets/
    Total assets ......      .00%      .54%        .77%               1.23%
                           ================================================


Nonperforming assets have declined $1,882,000 from December 31, 1998. The decrease is due primarily to the sale of real estate owned, one loan placed on nonaccrual in the second quarter of 1998 that was subsequently repaid in 1999, one real estate owned that was sold in the second quarter of 2000, and one loan that was paid off in the third quarter of 2000.

Impaired loans decreased $505,000 from $2.5 million at December 31, 1999 to $2.0 million at September 30, 2000.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 million at September 30, 2000. No restructured loans were on nonaccrual status at September 30, 2000.


OTHER OPERATING INCOME


Other operating income declined by $178,000 and $388,000 for the three and nine months ended September 30, 2000, as compared with the same periods in 1999, primarily as a result of lower other income. Other income includes recoveries of interest on loans on nonaccrual in prior years of $93,000 and $295,000 for the three and nine month periods ended September 30, 1999, as compared to zero for the same periods in 2000. See note (5) of the notes to consolidated financial statements.

OTHER OPERATING EXPENSES


Other operating expenses increased $298,000 and $304,000 in the three and nine months ended September 30, 2000 from the same periods in 1999. The increase for the three month period of 2000 was primarily attributed to the increases in salaries and benefits, customer services, and miscellaneous expenses which increased $111,000, $60,000, and $63,000, respectively. The increase for the nine months of 2000 was due mainly to increases in salaries and benefits, depreciation and amortization, and customer service expenses which increased $148,000, $157,000, and $159,000, respectively. The increase was partly offset by professional services expense which declined $149,000, and cost of operation of REO which declined $136,000. Approximately $90,000 of the decline in professional services in the first nine months was the result of hiring a consulting firm to conduct a profit improvement study in 1999. A gain of $119,000 on the sale of REO was realized in the second quarter of 2000 that resulted to a lower REO expense. See note (6) of the notes to consolidated financial statements. Total other operating expenses expressed in dollars and as a percentage of total revenues and average assets follows (dollars in thousands):

                                        Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                         2000       1999           2000       1999
                                       -----------------------------------------------

Other operating expenses ..............$  2,197    $ 1,899       $  6,147    $  5,843
Other operating expenses
     (annualized)/average assets ......    4.7%       4.3%           4.3%        4.7%
Other operating expenses/net interest
     income and other operating income.   67.5%      61.0%          63.7%       67.4%
                                      ===============================================


The other operating expense ratios declined during the first nine months of 2000 as a result of expenses growing at a slower rate than assets and revenue; however, ratios went up during the three months ended September 30, 2000 as compared to the same period in 1999 as the Company increased its salaries and customer services expenses in the third quarter of 2000. The Company is currently assessing its facilities needs in light of its expected future growth and possible expansion into other areas of Orange County. The Company relocated its Orange branch to Anaheim in September 2000. Although no other commitment for additional facilities have been made, it is likely that additional investments in facilities will be made during 2000.


INCOME TAXES


The Company recognized income tax expense of $446,000 and $90,000, during the three month periods ended September 30, 2000 and 1999, respectively. Income tax expense of $1,488,000 and $221,000 were recognized during the nine month periods ended September 30, 2000 and 1999, respectively. Income tax expense is higher in 2000 due to higher earnings and due to Sunwest fully recognizing the benefits of its net operating tax loss carryforwards for financial statement purposes. Sunwest began recording income tax expense at the rate of 41.25% in the fourth quarter of 1999.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.


The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 16% at September 30, 2000 and 17% at December 31, 1999. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.


THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. Sunwest is prohibited from paying cash dividends without prior regulatory consent.


During the nine months of 2000 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2000.

At September 30, 2000, West Coast had cash and short term investments totaling $170,000. No significant cash receipts are expected for the remainder of 2000.

West Coast anticipates cash expenditures during 2000 to consist of debt service payments and other operating expenses. West Coast has a note payable of $363,000 due to its Chairman on November 30, 2000. At this time management believes that the maturity date will be extended or the note exchanged for common stock; however, no amendments have yet been made to the note. Except for the final payment on the note payable, West Coast's projected debt service for the remainder of 2000 is expected to total $12,000. West Coast anticipates that other operating expenses will be approximately $28,000 during the remainder of 2000. Funds to meet cash needs will come from current cash resources supplemented by sales of assets and possibly dividends from Sunwest.


CAPITAL RESOURCES AND DIVIDENDS


The Company had a 14.10%, 15.36% and 11.26% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 2000, respectively. Sunwest had a 14.54%, 15.79% and 11.52% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 2000, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

The Company had no material commitments for capital expenditures as of September 30, 2000.

                       WEST COAST BANCORP AND SUBSIDIARIES

                               SEPTEMBER 30, 2000


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

-----------------------------------
NONE

Item 3.  Defaults Upon Senior Securities

---------------------------------------------
NONE

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------

West Coast Bancorp held its Annual Meeting of Shareholders (the "Meeting") on August 22, 2000.

At the Meeting, the following individuals were elected to serve as directors until the 2001 Annual Meeting of Shareholders and until their successors are elected and have qualified:

                                    Authority

Name of Director           Votes For          Withheld
----------------           ---------          --------
Michael A. Cohen           5,942,280           77,183
Robert W. Hodgson          5,936,396           83,067
Eric D. Hovde              5,943,916           75,547
James G. Lesieur           5,940,011           79,452
John H. Norberg            5,944,396           75,067
Richard L. Shepley         5,936,396           83,067


Item 5.  Other Information

-------------------------------
NONE

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------
(a)      Exhibits


         Exhibit 27 - Financial Data Schedule for September 30, 2000


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST COAST BANCORP



  /s/Eric D. Hovde                                        November 9, 2000

  -----------------------------------------               ----------------------

  Eric D. Hovde                                           Date
  Chief Executive Officer


 /s/Frank E. Smith                                        November 9, 2000

 -----------------------------------------                ----------------------
 Frank E. Smith                                           Date
 Chief Financial Officer