Form 10KSB
period 2000-12-31
WEST COAST BANCORP /CA/
filed 2001-03-27
CIK 352187

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Total revenues for the most recent fiscal year:  $17,380,000.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,571,000 based upon the last sale price on such date.

         Number of shares of Common Stock of the registrant outstanding as of February 28, 2001: 9,965,283

Transitional Small Business Disclosure Format: YES   [  ]   NO   [X]

                       Documents Incorporated by Reference

Part III of this Form 10-KSB is incorporated by reference from registrant's definitive proxy statement which will be filed within 120 days of the fiscal year ended December 31, 2000.

WEST COAST BANCORP
Form 10-KSB for the year ended December 31, 2000



                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I

    Item 1 Business .....................................................    3
    Item 2 Properties ...................................................   18
    Item 3 Legal Proceedings ............................................   18
    Item 4 Submission of Matters to a Vote of Security Holders ..........   18


PART II

    Item 5 Market for Common Equity and Related Stockholder Matters .....   18
    Item 6 Management's Discussion and Analysis .........................   19
    Item 7 Financial Statements .........................................   26
    Item 8 Changes In and Disagreements with Accountants on
                         Accounting and Financial Disclosure ............   26


PART III

    Item 9  Directors, Executive Officers, Promoters and Control Persons .   26
    Item 10 Executive Compensation .......................................   26
    Item 11 Security Ownership of Certain Beneficial Owners and Management   26
    Item 12 Certain Relationships and Related Transactions ...............   26


PART IV

    Item 13 Exhibits, List and Reports on Form 8-K .......................   26

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

     The Company had net income of $1,387,000 or $0.15 per share in 2000, as compared with net income of $1,721,000 or $0.19 per share in 1999.

     In March 2001, West Coast announced it is considering a merger with its subsidiary, Sunwest Bank. As currently proposed West Coast Bancorp would be merged into Sunwest Bank. West Coast's shareholders would receive shares of Sunwest in exchange for their West Coast shares. It is anticipated that a merger would reduce expenses and simplify the ownership structure of the combined companies. Any merger would be subject to the approval of the board of directors and shareholders of West Coast and Sunwest as well as various regulatory agencies.

SUBSIDIARIES

Sunwest Bank

     Sunwest commenced operations as a California state-chartered bank in 1970 and is the oldest commercial bank founded in Orange County, California. West Coast acquired Sunwest in June 1985. At December 31, 2000, Sunwest had total consolidated assets of $196,309,000, total consolidated loans and leases of $132,757,000, and total consolidated deposits of $165,802,000. For the year ended December 31, 2000, Sunwest had net income of $2,725,000. Minority shareholders' interest reduced the net income to the Company by $1,185,000.

     Sunwest presently has three banking offices within Orange County, California. The main office is located in Tustin at 535 East First Street. Sunwest's two branch offices are located at 4770 Campus Drive, Newport Beach and 2400 E. Katella Ave. Ste 100, Anaheim.

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

     Sunwest also engages in a full complement of lending activities, including commercial, consumer installment and real estate loans. Commercial loans are loans to local community businesses and may be unsecured or secured by assets of the business and/or its principals. Consumer installment loans include loans for automobiles, home improvements, debt consolidation and other personal needs. Real estate loans include secured short-term mini-permanent real estate loans and construction loans. Sunwest originates loans ("SBA Loans") that are guaranteed under the Small Business Investments Act. Sunwest has not sold SBA Loans in the secondary market since the requirement to record a servicing asset. Sunwest currently retains SBA Loans in its portfolio.

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

Competition

     The banking and financial services industry in California generally, and in Sunwest's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Sunwest competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than Sunwest. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "ITEM 1. BUSINESS - Supervision and Regulation - Financial Services Modernization Legislation."

     In order to compete with other financial services providers, Sunwest principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where Sunwest is unable to accommodate a customer's needs, Sunwest may arrange for those services to be provided by its correspondents. Neither the deposits nor loans of Sunwest exceed 1% of all financial services companies located in the market area in which Sunwest operates.

ECONOMIC CONDITIONS, GOVERNMENTAL POLICIES, LEGISLATION, AND REGULATION

     The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact of which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

     The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. See "ITEM 1. BUSINESS - Supervision and Regulation."

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and Sunwest. The description is qualified in its entirety by reference to the applicable laws and regulations.

West Coast

     West Coast, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). West Coast is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

     The Federal Reserve Board may require that West Coast terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, West Coast must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

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

     West Coast is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, West Coast, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

     West Coast is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, West Coast and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

     West Coast's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, West Coast is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Sunwest Bank

     Sunwest, as a California state chartered bank, is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). To a lesser extent, Sunwest is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of Sunwest, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Sunwest's operations are unsatisfactory or that Sunwest or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Sunwest, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate Sunwest's deposit insurance, which for a California state chartered bank would result in a revocation of Sunwest's charter. The Commissioner has many of the same remedial powers.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Sunwest. State and federal statutes and regulations relate to many aspects of Sunwest's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, Sunwest is required to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

     The law also:

o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
o Provides an enhanced framework for protecting the privacy of consumer information;
o        Adopts  a  number  of   provisions   related  to  the   capitalization,
         membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
o Modifies the laws governing the implementation of the Community Reinvestment Act; and
o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     The Company and Sunwest do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and Sunwest face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and Sunwest.

     Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

o        securities underwriting,
o        dealing and market making,
o        sponsoring mutual funds and investment companies,
o        insurance underwriting and agency,
o        merchant banking, and
o activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     A bank holding company must meet three requirements before becoming a financial holding company:

o all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act; and
o the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

     Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The Company is not currently a Financial Holding Company. Management of the Company has not determined at this time whether it will seek an election to become a Financial Holding Company.

     Expanded Bank Activities. The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, California permits commercial banks chartered by the state to engage in any activity permissible for national banks, Sunwest will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, Sunwest must be well-capitalized, and Sunwest would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
o        annual notices of their privacy policies to current customers; and
o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

     The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

     Consumer Protection Rules - Sale of Insurance Products. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;
o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and

o    has certain risks in investment, including the possible loss of value.

     Finally, the depository institution may not condition an extension of credit:

o on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or
o on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

     The rule also requires formal acknowledgement from the consumer that disclosures were received.

     In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

     Safeguarding  Confidential  Customer  Information.  In  January  2000,  the
banking  agencies  adopted  guidelines   requiring  financial   institutions  to
establish an information security program to:

o        identify and assess the risks that may threaten customer information;
o develop a written plan containing policies and procedures to manage and control these risks;
o        implement and test the plan; and
o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

     Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

     The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

Dividends and Other Transfers of Funds

     West Coast is a legal entity separate and distinct from Sunwest. Sunwest is subject to various statutory and regulatory restrictions on its ability to pay dividends to West Coast.

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

     Under such restrictions, the amount available for payment of dividends to West Coast by Sunwest without prior regulatory approval totaled $819,000 at December 31, 2000. In addition, the California Department of Financial Institutions and the Federal Reserve Board have the authority to prohibit Sunwest from paying dividends, depending upon Sunwest's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     The FDIC and the Commissioner also have authority to prohibit Sunwest from engaging in activities that, in the FDIC's and the Commissioner's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Sunwest or West Coast may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

     The Federal Reserve Board also has the authority to prohibit Sunwest from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Sunwest or West Coast may pay. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards" and "- Prompt Corrective Action and Other Enforcement Mechanisms," for a discussion of these additional restrictions on capital distributions.

     Sunwest is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, West Coast or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of West Coast or other affiliates. Such restrictions prevent West Coast and such other affiliates from borrowing from Sunwest unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Sunwest to or in West Coast or to or in any other affiliate are limited, individually, to 10% of Sunwest's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of Sunwest's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving West Coast and other controlling persons of Sunwest. Additional restrictions on transactions with affiliates may be imposed on Sunwest under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

     The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The following tables present the amounts of regulatory capital and the capital ratios for West Coast and Sunwest, compared to their minimum regulatory capital requirements as of December 31, 2000 (dollars in thousands).

WEST COAST

                          Actual                Required          Excess
                        -----------------    --------------     --------------
                        Amount     Ratio     Amount   Ratio     Amount   Ratio
                        --------   ------    -------  ------    ------   -----
Leverage ratio           $22,553   11.74%    $ 7,684   4.00%    $14,869   7.74%

Tier 1 risk-based ratio  $22,553   14.23%    $ 6,338   4.00%    $16,215  10.23%

Total risk-based ratio   $24,541   15.49%    $12,676   8.00%    $11,865   7.49%


SUNWEST


                           Actual              Required          Excess
                          --------------    --------------   --------------
                          Amount   Ratio    Amount   Ratio   Amount   Ratio
                          ------   -----    ------   -----   ------   -----

Leverage ratio            $22,463  11.67%   $7,702   4.00%   $14,761   7.67%

Tier 1 risk-based ratio   $22,463  14.18%   $6,338   4.00%   $16,125  10.18%

Total risk-based ratio    $24,451  15.43%   $12,676  8.00%   $11,775   7.43%


     The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength when evaluating proposals for expansion or new activities.

Proposed Capital Requirements for Community Institutions

     In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

     In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

     The advance notice solicits public comment on the agencies' preliminary views. Comments are due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on Sunwest at this time.

Prompt Corrective Action And Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank and the Company exceeded the required ratios for classification as "well capitalized."

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

Premiums for Deposit Insurance

     Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

     FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

     The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Company's subsidiary depository institutions could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately 2.1 cents per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Sunwest has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

     Sunwest is  subject to certain  fair  lending  requirements  and  reporting
obligations   involving   home  mortgage   lending   operations   and  Community
Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted June 21, 1999, Sunwest was rated satisfactory in complying with its CRA obligations.

Current Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137 and SFAS No. 138. These pronouncements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The FASB has deferred the application of these pronouncements until fiscal years beginning after June 15, 2000. The adoption of these pronouncements did not have a material impact on the Company's results of operations or financial position when adopted.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125. This Statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures. The disclosures discussed in paragraphs 15 and 17 of SFAS No. 140 are effective as of December 31, 2000. These disclosures were not material to the Company's financial statements. Management believes that the adoption of the remaining provisions under this standard will not have a material impact on the Company's financial statements.

EMPLOYEES

     At December 31, 2000, West Coast and its subsidiaries employed 66 persons of which 63 were full time. West Coast and its subsidiaries believe that their employee relations are satisfactory.

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

Investment Securities

     The Company maintains a portion of its assets in investment securities to provide liquidity, generate a reasonable rate of return, meet pledging requirements, and minimize risk. At December 31, 2000, all of the Company's investment securities were classified as available-for-sale. Investment securities classified as available-for-sale are stated at market value.


(in thousands)                                           2000      1999
-------------------------------------------------------------------------
U.S. Treasury and  other government agency securities   $   999   $   991
Collateralized mortgage obligations                      17,871    18,560
Mortgage-backed securities                                3,972     4,876
Corporate bonds                                           3,803     4,900
Trust preferred securities                                5,422     3,863
Municipal bonds                                           6,033     5,829
Other securities                                            431       473
-------------------------------------------------------------------------
Total                                                   $38,531   $39,492
-------------------------------------------------------------------------

The following table discloses the maturity dates and average yields of the investment securities at December 31, 2000. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated lives. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations. Trust preferred securities are classified in the one to five year category due to call provisions at the option of the issuer. The stated maturities are in excess of ten years.


                                 Due Within        Due After One Year But    Due After Five Years        Due After
                                One Year             Within Five Years       But Within Ten Years        Ten Years
                             -------------------- ------------------------ ----------------------- ------------------
(dollars in thousands)       Amount     Yield     Amount        Yield         Amount      Yield     Amount     Yield
---------------------------------------------------------------------------------------------------------------------

U.S. Treasury and other
   government agency
   securities                $  999      5.49%    $    -           -%         $     -          -%    $    -         -%
Collateralized mortgage
   obligations                  589      5.91       4,038       7.45            7,974       6.32      5,270      7.22
Mortgage-backed securities       76      7.75         896       8.39            2,624       8.03        376      6.28
Corporate bonds                   -         -       1,928       7.09            1,334       7.29        541      6.36
Trust preferred securities        -         -       5,422      11.57                -          -          -         -
Municipal bonds                   -         -       3,120       6.96            2,913       7.10          -         -
Other Securities                431      4.08           -          -                -          -          -         -
----------------------------------------------------------------------------------------------------------------------
Total                        $2,095      5.40%    $15,404       8.81%         $14,845       6.86%    $6,187      7.09%
----------------------------------------------------------------------------------------------------------------------

Loans by Type

     The following table sets forth loans by type as of December 31. The Company had no foreign loans during the periods reported.


(dollars in thousands)              2000         1999
-------------------------------------------------------
Commercial                       $  38,081    $  42,162
Real Estate - mortgage              88,244       87,548
Real Estate - construction           4,454        1,957
Installment loans                    2,281        1,698
Unearned income,
  discounts and fees                  (303)        (357)
-------------------------------------------------------
Total                            $ 132,757    $ 133,008
-------------------------------------------------------

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

     Sunwest was the only subsidiary that had loans for the periods presented. Loans have decreased because of large loan payoffs in 2000.

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

     The risks in the Company's loan portfolio stem from the individual credits that are contained therein. The risks of a particular credit arise from the interplay of various factors, including the underwriting criteria applied to originate the credit, the creditworthiness of the borrower, the controls placed on the disbursement of funds, the procedures employed to monitor the credit, the interest rate charged, market interest rate increases for variable rate loans and the external economic conditions that may affect the creditor's ability to repay or the value of the underlying collateral. Further, with respect to secured credits, certain additional factors include the nature of the appraisals obtained with respect to the underlying collateral and the loan to value ratio. Assuming all other things are equal, certain credits have characteristics that present a higher degree of risk than others: a secured credit is less risky than an unsecured credit; a credit with liquid collateral is less risky than a credit secured by collateral for which there is only a limited market; a credit with a lower loan to value ratio is less risky than a credit with a higher ratio; and a credit that is underwritten pursuant to rigorous underwriting criteria and a careful review of the borrower's creditworthiness is less risky than a credit originated pursuant to less rigorous standards. The Company considers these characteristics, among others, during the underwriting process in an attempt to originate loans with an acceptable level of risk. At December 31, 2000, the Company had no significant loan concentrations other than those listed above.

Rate Sensitivity

     Financial institutions are susceptible to fluctuations in interest rates. To the degree that the average yield on assets responds differently to a change in interest rates than does the average cost of funds sources, earnings will be sensitive to interest rate changes.

     The following table sets forth the maturities for commercial and real estate-construction loans at December 31, 2000. These loans comprised 32% of the gross loan portfolio and are classified according to changes in interest rates.

                                          Maturing
---------------------------------------------------------------------
                             Within    After One
                               One      Year But    After
                             Year or     Within     Five
(in thousands)                Less     Five Years   Years     Total
---------------------------------------------------------------------
Commercial                   $15,500   $17,454      $ 5,127   $38,081
Real estate-
 construction                    844     3,610            -     4,454
---------------------------------------------------------------------
Total                        $16,344   $21,064      $ 5,127   $42,535
---------------------------------------------------------------------
Loans included above with:
Fixed rates                  $ 2,978   $ 5,585      $ 1,796   $10,359
Variable rates                13,366    15,479        3,331    32,176
---------------------------------------------------------------------
Total                        $16,344   $21,064      $ 5,127   $42,535
---------------------------------------------------------------------

Allowance for Credit Losses

     The following table discloses the activity in the allowance for credit losses for the years ended December 31:


(dollars in thousands)                             2000        1999
----------------------------------------------------------------------
Allowance  for credit losses at
   beginning of period                            $ 2,457     $ 2,444
Charge-offs:
   Commercial                                         (46)       (158)
   Real estate - mortgage                             (17)        (92)
   Installment loans to
      individuals                                       -          (2)
----------------------------------------------------------------------
Total Charge-offs                                     (63)       (252)
----------------------------------------------------------------------
Recoveries:
   Commercial                                          64          42
   Real estate - mortgage                              47         205
   Installment loans to
      individuals                                      29          16
   Direct lease financing                               -           2
---------------------------------------------------------------------
Total Recoveries                                      140         265
---------------------------------------------------------------------
Net recoveries (charge-offs)                           77          13
Additions
 charged to provision for
  credit losses                                        20           -
---------------------------------------------------------------------
Balance at end of period                          $ 2,554     $ 2,457
---------------------------------------------------------------------
Allowance for credit losses as a percentage of:
  Average loans                                      1.94%       1.87%
  Loans at end of period                             1.92%       1.85%
  Loans  on  nonaccrual  and 90
     days past due                                      -%     486.50%
Net recoveries as a percentage of:
  Average loans                                      0.06%        .01%
 ---------------------------------------------------------------------


     The allowance for credit losses is established by a provision for credit losses charged against current period income. Credit losses are charged against the allowance when, in Management's judgment, the credit is considered uncollectible or of such little value that its continuance as an asset is unwarranted. The allowance is the amount that Management believes is adequate to absorb losses inherent in existing loans. Management's evaluation takes into consideration several factors, including economic conditions and their effects on particular industries and specific borrowers, borrowers' financial data, regulatory examinations and requirements, and continuous monitoring and review of the loan portfolio for changes in overall quality and specific loan problems. The allowance is available for all credit losses. The amount of the allowance is determined by establishing specific allocations, general allocations and supplemental allocations. Specific allocations are established by analyzing individual credits, generally all loans classified as "doubtful" and certain loans classified as "substandard" (see "ITEM 1. - BUSINESS - Selected Statistical Information - Classified Loans"). The general allocations are determined based upon quantitative historical loss experience of loans. The supplemental allocations are additional reserves that are based on economic conditions, trends in delinquency, restructured and nonperforming loans, and are otherwise deemed necessary and prudent by Management. Management believes that the allowance for credit losses of $2,554,000, constituting approximately 1.92% of loans outstanding at December 31, 2000, was adequate to absorb known and inherent risks in the loan portfolio. For additional information on the allowance for credit losses and net charge-offs, see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results Of Operations."

     The Company established an allowance for credit losses at December 31, 2000 and 1999 for each category as set forth below. The allowance includes allocations for specific loans as well as general and supplemental allocations for each category.


(dollars in thousands)                                      2000
-------------------------------------------------------------------------------
                                                                Percent of Loan
                                                                  Category to
                                                     Allowance    Total Loans
-------------------------------------------------------------------------------
Commercial                                           $  568           28.5%
Real estate-mortgage                                  1,863           66.5
Real estate-construction                                 38            3.3
Installment loans                                        85            1.7
-------------------------------------------------------------------------------
Total                                                $2,554          100.0%
-------------------------------------------------------------------------------

(dollars in thousands)                                       1999
--------------------------------------------------------------------------------
                                                                 Percent of Loan
                                                                   Category to
                                                    Allowance      Total Loans
--------------------------------------------------------------------------------
Commercial                                          $  684           31.4%
Real estate-mortgage                                 1,714           65.8
Real estate-construction                                24            1.5
Installment loans                                       35            1.3
--------------------------------------------------------------------------------
Total                                               $2,457          100.0%
--------------------------------------------------------------------------------


Nonperforming Loans

     Loans for which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest on such loans is discontinued when reasonable doubt exists as to the full and timely collection of either principal or interest or generally when a loan becomes contractually 90 days past due with respect to principal or interest. Under certain circumstances, interest accruals are continued on loans past due 90 days which, in Management's judgment, are considered fully collectible, well secured and in the process of collection. Restructured loans are those on which the terms have been modified in favor of the borrower as a result of the borrower's inability to meet the original terms.

     The following table summarizes loans which were on nonaccrual, loans 90 days or more past due and still accruing interest and restructured loans as of December 31:


(dollars in thousands)                                    2000      1999
-------------------------------------------------------------------------------
Nonaccrual loans                                         $    -    $  505
90 days past due loans and
 still accruing                                               -         -
Restructured/classified loans                             2,010     2,041
Loans on nonaccrual and 90
 days past due/total loans                                    -      0.38%
Loans on nonaccrual and 90
  days past due/total assets                                  -      0.27%
-------------------------------------------------------------------------------

     The changes in the levels of nonperforming loans during 2000 and 1999 are discussed under "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations - Nonperforming Assets."

     Under the original terms of the restructured loans, interest earned would have totaled $215,000 and $218,000 for the years ended December 31, 2000 and 1999, respectively. Under the restructured terms of the loans, interest income recorded amounted to $165,000 and $167,000 in 2000 and 1999, respectively.

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

     The following presents loans classified as substandard, doubtful and special mention at December 31:

(in thousands)                                                  2000     1999
-------------------------------------------------------------------------------
Substandard                                                     $2,056   $2,478
Doubtful                                                             -        8
-------------------------------------------------------------------------------
Total                                                           $2,056   $2,486
-------------------------------------------------------------------------------
Special mention                                                 $2,342   $2,096
-------------------------------------------------------------------------------

     There were no loans classified as loss for any of the periods presented. Except for the loans classified as substandard, Management is not aware of any loans at December 31, 2000 where the known credit problems of the borrower would cause the Company to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans becoming nonperforming loans at some future date. Management cannot, however, predict the extent to which the current economic environment may deteriorate, or the full impact such environment may have on the Company's loan portfolio. Furthermore, Sunwest's loan portfolio is subject to review by federal and state regulators as part of their routine, periodic examination and such regulators' assessment of specific credits may affect the level of the Company's nonperforming loans and allowance for credit losses. Accordingly, there can be no assurance that other loans will not become nonperforming in the future.

Real Estate Owned

     Gross real estate owned, the valuation allowance and net real estate owned at December 31 were as follows:

(dollars in thousands)                                          2000    1999
-----------------------------------------------------------------------------
Gross real estate owned                                         $304    $963
Valuation allowance                                              304     461
-----------------------------------------------------------------------------
Net real estate owned                                           $  -    $502
-----------------------------------------------------------------------------
Percent of assets                                                  -%    0.3%
-----------------------------------------------------------------------------

     Real estate owned consists of real estate acquired in settlement of loans. At December 31, 2000, the Company had two property of real estate owned. Real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold and the terms of the sale.

     Once real estate is acquired and periodically thereafter, management obtains a valuation of the real estate and a valuation allowance for estimated losses is provided against income if the carrying value of real estate exceeds estimated fair value less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance and such agencies may require the Company to recognize additions to the valuation allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The net gain of operation of other real estate owned totaled $90,000 during 2000, representing 0.5% of the Company's total income for that year, as compared to a net cost of $48,000 or 0.3% of revenue for 1999.

Deposits

     The following table discloses the average outstanding balance of deposits and the average rates paid thereon for each of the years ended December 31:

(dollars in thousands)                               2000
-------------------------------------------------------------------------------
                                          Average           Interest
                                          Balance             Rate
-------------------------------------------------------------------------------
Noninterest-bearing demand deposits      $ 61,188              -%
Interest-bearing demand deposits           47,918           2.37
Savings deposits                            4,458           1.27
Time deposits                              46,756           5.62
-------------------------------------------------------------------------------
Total                                    $160,320           2.38%
-------------------------------------------------------------------------------


(dollars in thousands)                              1999
-------------------------------------------------------------------------------
                                         Average           Interest
                                         Balance             Rate
-------------------------------------------------------------------------------
Noninterest-bearing demand deposits      $ 53,900             -%
Interest-bearing demand deposits           42,130          1.93
Savings deposits                            4,821          1.37
Time deposits                              47,391          4.87
-------------------------------------------------------------------------------
Total                                    $148,242          2.15%
-------------------------------------------------------------------------------

     The maturities of the time certificates of deposit of $100,000 or more and the ratio of such deposits to total deposits at December 31, 2000 were as follows (dollars in thousands):

                                                                       Percentage
Maturity                                                Amount          of Total
-------------------------------------------------------------------------------
0-3 Months                                              $15,564           9.40%
3-6 Months                                                2,944           1.78
6-12 Months                                               7,608           4.59
Over 12 Months                                            1,017            .61
-------------------------------------------------------------------------------
Total                                                   $27,133          16.38%
-------------------------------------------------------------------------------

     Generally, the holders of these deposits are highly sensitive to changes in interest rates thereby increasing the competition for such deposits as well as the interest rates paid thereon. Time deposits are sometimes acquired from deposit brokers. Total brokered deposits at December 31, 2000 were $1.0 million.

Selected Financial Ratios

     The following table sets forth the ratios of net income to average total assets and to average shareholders' equity for the years ended December 31, as indicated. In addition, the ratios of average shareholders' equity to average total assets are presented. West Coast has not declared or paid any cash dividends during the periods presented.

                                            2000      1999
------------------------------------------------------------
Ratio of net income to:
   Average total assets                      0.73%     1.00%
   Average shareholders' equity             12.81     17.36
Ratio  of average shareholders'
  equity to average total assets             5.68      5.73
------------------------------------------------------------


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

An Economic Slowdown In California Could Hurt Our Business

     Our operations are located in Southern California and concentrated primarily in the area known as Orange County. As a result of the geographic concentration, our results depend largely upon economic conditions in this area. While the Southern California and Orange County economies in the past several years have exhibited positive economic and employment trends, there is no assurance that such trends will continue. An economic slowdown in Southern California could have the following consequences, any of which could hurt our business.

o        Loan delinquencies may increase
o        Problem assets and foreclosures may increase
o        Demand for our products and services may decrease

Changes in interest rates may adversely affect our profitability

     Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the rates received on loans and securities and the rates paid on deposits and other borrowings. The relationship between the rates received on earning assets and the rates paid on interest-bearing liabilities is known as interest rate spread. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interests we pay on our liabilities will fluctuate. This can cause decreases in our spread and can affect adversely our income. We anticipate that interest rates will decrease moderately in 2001.

Significant Changes in Government Regulation Could Adversely Affect Our Business

     The banking industry is subject to extensive regulation. Significant new laws or changes in, or repeals of, existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements. A material change in these conditions would be likely to have a material impact on our results.

We Face Strong Competition Which Can Hurt Our Business

     The banking and financial services business in our market areas is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Increasing levels of competition in the banking and financial services business may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

Our Results Would Be Adversely Affected If We Suffered Higher Than Expected Loan Losses

     A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results.

Other Risks

     From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Securities and Exchange Commission.

ITEM 2.       PROPERTIES

     Sunwest occupies its offices under long-term leases expiring at various dates through 2010. The Company's total occupancy expense for the year ended December 31, 2000 and 1999 were approximately $831,000 and $900,000, respectively. For additional information concerning properties, see "Notes 6, and 16 of the Notes to the Consolidated Financial Statements appearing elsewhere in this report.

ITEM 3.       LEGAL PROCEEDINGS

     In 1992, WCV, Inc. was named a "responsible party" under state and federal environmental laws with respect to the contamination of certain real property located in San Bernardino, California (the "Property"). Beginning in 1996 throughout 1999, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. The USTF limits the reimbursement per site to $1 million. WCV, Inc. has been reimbursed $738,000 through December 31, 2000. WCV, Inc. expects that future cleanup costs will total $90,000 to $180,000 and that these costs will qualify as "eligible" costs and be reimbursed by USTF.

    In addition, West Coast and its subsidiaries are parties to various other legal proceedings, none of which individually or in the aggregate are considered by West Coast or its subsidiaries, based in part upon opinions of counsel, to be material to the financial condition or results of operations of West Coast or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Market Information

     West Coast's common stock currently trades over the counter under the symbol WCBC. The following table sets forth, for the calendar quarters indicated, the range of high and low closing sale prices for the common stock as received from over the counter market quotations. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                                            2000               1999
                                        High    Low        High     Low
-------------------------------------------------------------------------
First Quarter                           $1.48    $1.13      $1.41   $0.88
Second Quarter                           1.38     1.13       1.63    1.20
Third Quarter                            1.60     1.31       1.59    1.25
Fourth Quarter                           1.59     1.25       1.53    1.38
-------------------------------------------------------------------------

Holders of Record

     As of February 28, 2001, there were approximately 2,600 holders of record of West Coast's common stock.

Dividends

     No dividends have been paid by West Coast since inception. At the present time, West Coast plans to retain any earnings to increase its liquidity and capital levels. For additional information on dividends, see "ITEM 1. BUSINESS - Supervision and Regulation - Dividends and Other Transfers of Funds.

     On December 29, 2000, West Coast issued 606,341 shares of its common stock upon the conversion of two promissory notes. The first convertible promissory note, dated December 1, 2000, modified a promissory note originally issued to Hovde Financial, Inc. on June 30, 1999. On the date of conversion, the aggregate amount of principal and interest due on the note was $369,227. The second convertible promissory note, dated December 12, 2000, was issued to Eric and Steven Hovde. On the date of conversion, the aggregate amount of principal and interest due on the note was $415,985. The number of shares of common stock issued upon conversion of the notes was equal to the aggregate amount of principal and interest due on the notes, divided by $1.295, which was the average in the bid and ask price of the Company's common stock on December 29, 2000. The securities were issued in private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following presents Management's discussion and analysis of West Coast Bancorp (as a separate entity "West Coast" and together with its subsidiaries the "Company") for the years ended December 31, 2000 and 1999. West Coast`s primary subsidiary is its majority owned subsidiary Sunwest Bank ("Sunwest"). This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

     The Company posted net income of $1,387,000 or $0.15 per diluted share in 2000 versus $1,721,000 or $0.18 per diluted share in 1999. Pretax income before the provision for credit losses and minority interest expense increased $638,000, or 17%, in 2000 from 1999. This increase resulted from higher net interest income reflecting asset growth of 5%, offset by lower noninterest income and increases in operating expenses due to the growth in the Company's core business. In the fourth quarter of 1999, Sunwest began fully providing for income taxes because all net operating loss carryforwards had been realized for financial statement purposes.

     On September 13, 1996, Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., company owned by Eric and Steven Hovde (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest. Minority interest expense reduced pretax income by $1.2 million and $1.4 million in 2000 and 1999, respectively. The only other remaining subsidiary with activity during the periods was WCV, Inc. Its activity was limited to the restoration of one remaining property.

     The Company had total assets, loans and deposits as of December 31 as follows:

(in millions)                                                   2000   1999
---------------------------------------------------------------------------
Total assets                                                    $196   $187
Total loans and leases                                           133    133
Total deposits                                                   166    159
---------------------------------------------------------------------------


RESULTS OF OPERATIONS

General

     The Company had net income of $1,387,000 in 2000 versus $1,721,000 in 1999, a decrease of $334,000. Pretax income before the provision for credit losses and minority interest expense increased $638,000, or 17% in 2000 from 1999. The increase in pre-tax income was primarily due to higher net interest income of $1,613,000 from asset growth and higher interest rates. This was partly offset by lower noninterest income of $436,000 due primarily to decreased service charges and recoveries of prior years' interest on charged off loans and by higher noninterest expense of $540,000. Net income in 2000 was negatively affected, compared to 1999, by an increase in the tax provision of $1,191,000.

Net Interest Income

     The increase in net interest income in 2000 resulted primarily from higher volumes of interest earning assets and to a lesser extent, from an increase in the net interest margin (yield on earning assets less the rate paid on interest-bearing liabilities). Average interest earning assets increased $17 million from 1999 to 2000. In 2000, the net interest margin increased three basis points. Corresponding to these increases in assets, net yield on interest earning assets (net interest income divided by average earning assets) increased by 28 basis points from the prior year.

     The yield on interest earning assets increased 54 basis points primarily due to an increase in investment securities yields of 80 basis points and a 54 basis point increase in the yield on loans. Market rates increased in 2000 due to the "prime rate" increasing 100 basis points between January 2000 and June 2000. Five increases in the Federal funds rate from the period January 2000 through June 2000 have resulted in the prime rate of 9.50% at December 31, 2000.

     Interest expense increased in 2000 primarily from higher liability volumes and interest rates. Average interest-bearing liabilities increased by $8 million from 1999 to 2000.

     The rate paid on interest-bearing liabilities increased 51 basis points from 1999 to 2000 due primarily to higher market rates.

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

(dollars in thousands)                                     2000                                  1999
------------------------------------------------------------------------------------------------------------------
                                             Average                  Average       Average               Average
                                             Balance    Interest       Rates        Balance    Interest   Rates
----------------------------------------------------   ---------     ---------     -------    ---------   --------
Assets
Loans,  net  of  unearned  loan  fees and
  discounts (1)                              $131,874     $12,983     9.85%        $124,402   $11,586       9.31%
Investment securities                          38,682       3,003     7.76           29,981     2,088       6.96
Mutual funds                                    7,849         496     6.32            5,604       288       5.14
Federal funds sold                                112           6     5.36            1,363        68       4.99
Interest-bearing deposits with banks               47           3     6.38                -         -          -
------------------------------------------------------------------------------------------------------------------
Interest earning assets                       178,564      16,491     9.24          161,350    14,030       8.70

Allowance for credit losses                    (2,486)                               (2,475)
Cash and due from banks                        10,546                                 9,873
Other assets                                    3,974                                 4,166
------------------------------------------------------------------------------------------------------------------
Total assets                                 $190,598                              $172,914
------------------------------------------------------------------------------------------------------------------


Liabilities and shareholders' equity
Time deposits                                $ 46,756     $ 2,628     5.62%        $ 47,391    $ 2,310      4.87%
Interest-bearing demand deposits               47,918       1,136     2.37           42,130        813      1.93
Savings deposits                                4,458          57     1.28            4,821         66      1.37
FHLB borrowings                                 8,468         536     6.33            4,904        257      5.24
Other debt (2)                                    598          88    14.72              791        151     19.09
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            108,198       4,445     4.11          100,037      3,597      3.60

Demand deposits                                61,188                                53,900
Other liabilities                               1,818                                 1,357
Minority interest                               8,570                                 7,704
Shareholders' equity                           10,824                                 9,916
-------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                        $190,598                              $172,914
-------------------------------------------------------------------------------------------------------------------
Net interest income                                       $12,046                              $10,433
Net interest margin                                                    5.13%                                5.10%
Net yield on interest earning assets                                   6.75%                                6.47%
-----------------------------------------------------------------------------------------------------------------

(1) Interest income includes loan fees of $418,000 and $228,000 for the years ended December 31, 2000 and 1999, respectively. Loans, net of unearned loan fees and discounts, include loans placed on nonaccrual.
(2)  Other debt includes a capital lease, and other borrowed funds.

Rate and Volume Variance Analyses

     The following schedule analyzes the rate and volume changes in net interest income for the years ended December 31. The variances attributable to both volume and rate changes have been allocated based upon the absolute values of the rate and volume variance.


                                               2000 vs. 1999                        1999 vs. 1998
(in thousands)                          Volume     Rate      Total         Volume     Rate       Total
--------------------------------------------------------------------------------------------------------
Interest Income:
Loans and leases                         $  716    $   681    $ 1,397      $ 1,938    $  (825)   $ 1,113
Investment securities                       656        259        915          632        170        802
Mutual funds                                132         76        208          288          -        288
Federal funds sold                          (67)         5        (62)        (669)       (60)      (729)
Interest-bearing deposits with banks          2          1          3           (1)        (1)        (2)
---------------------------------------------------------------------------------------------------------
Total                                     1,439      1,022      2,461        2,188       (716)     1,472
---------------------------------------------------------------------------------------------------------

Interest Expense:
Time deposits                               (31)       349        318          213       (217)        (4)
Interest-bearing demand deposits            121        202        323           78         16         94
Savings deposits                             (5)        (4)        (9)          (3)       (27)       (30)
FHLB Borrowings                             217         62        279          251          -        251
Other debt                                  (78)        15        (63)         (46)         2        (44)
---------------------------------------------------------------------------------------------------------
Total                                       224        624        848          493       (226)       267
---------------------------------------------------------------------------------------------------------
Net change in net interest income        $1,215    $   398    $ 1,613      $ 1,695    $  (490)   $ 1,205
---------------------------------------------------------------------------------------------------------


Provision for Credit Losses

     For the tables showing the Company's "Allowance for credit losses, net charge-offs and provision for credit losses": See "ITEM 1 - BUSINESS - Selected Statistical Information - Allowance for credit losses."

     Management has maintained the Company's allowance for credit losses as a percentage of loans at a level which reflects the result of a comprehensive risk assessment system to identify and quantify risk in the portfolio. Management believes that the allowance for credit losses at December 31, 2000 is adequate to absorb known and inherent risks in the Company's credit portfolio. See "ITEM 1 - BUSINESS - Selected Statistical Information - Classified loans" for a summary of classified loans.

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

Charge-offs

     All charge-offs and recoveries were located at Sunwest. The current low level of net charge-offs relates primarily to the economy and real estate values improving in southern California. The Company's net recoveries as a percentage of average loans were 0.06% in 2000 and 0.01% in 1999.

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

     There were no nonperforming loans at December 31, 2000. Nonperforming loans totaled $505,000 at December 31, 1999. This amounted to 0.38% of total loans for the same period.

     In 2000, nonperforming loans decreased by $505,000 primarily due to an aggressive collection effort that resulted in a pay-off of one remaining nonperforming loan.

     Real estate owned totaled $0 at December 31, 2000 at West Coast, Sunwest and the Company. At December 31, 1999, real estate owned totaled $27,000, $475,000 and $502,000 at West Coast, Sunwest and the Company, respectively. This represented 0.0% and 0.3% of the Company's assets at December 31, 2000, and 1999, respectively.

     Nonperforming assets (nonperforming loans and real estate owned combined) totaled $0 at December 31, 2000 at West Coast, Sunwest and the Company. At December 31, 1999, nonperforming assets totaled $27,000, $980,000 and $1,007,000 at West Coast, Sunwest and the Company, respectively. This represented 0.0% and 0.5% of the Company's assets at December 31, 2000 and 1999, respectively.

     Restructured loans, all of which were performing in compliance with their modified terms, totaled $2,010,000 and $2,041,000 at December 31, 2000 and 1999. No restructured loans were on nonaccrual status at December 31, 2000 and 1999.

Other Operating Income

     A summary of other operating income by category is presented in NOTE 12 of the Notes to the Consolidated Financial Statements. Other operating income decreased to $889,000 from $1,325,000 in 1999. The decrease in income was due primarily to decreases in interest recovered from loans charged off in prior years, depositor charges and service charges.

Other Operating Expenses

     A summary of the operating expenses is presented in NOTE 13 of the Notes to the Consolidated Financial Statements.

     A summary of other operating expenses follows:

(dollars in thousands)                                  2000        1999
---------------------------------------------------------------------------
Other operating expenses                                $8,449      $7,909
Other  operating expenses
/Net interest  and  other
  operating income                                        65.3%       67.3%
Other operating expenses
  /Average assets                                          4.4%        4.6%
---------------------------------------------------------------------------

     Other operating expenses increased by $540,000 or 7% from 1999 to 2000. The increase is primarily due to increases in salaries and employee benefits, depreciation, customer service expense and other expenses, offset in part by decreases in professional services. The number of full time equivalent employees went up from 62.5 at the end of 1999 to 65.5 at the end of 2000. Increases in customer service expense are the result of the growth in the Company's core business.

     The Company has been able to improve its expense ratios through improvements in processes and technology. The Company is anticipating higher other operating expenses in 2001 related to continued growth and the development of new products and services. Furthermore, Sunwest recently entered into a new lease agreement for its Tustin Corporate headquarters' new location. Rental expense will be higher at the new location.

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

Income Taxes

     A summary indicating the differences between the effective income tax rate and the Federal statutory rate is presented in NOTE 9 of the Notes to the Consolidated Financial Statements. Sunwest has fully recognized the benefits of its net operating tax loss carryforwards for financial statement purposes and began recording income tax expense using an effective rate of approximately 40% in the fourth quarter of 1999.

LIQUIDITY

The Company

     Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to West Coast's subsidiary, Sunwest, are maturities of investment securities, collections on loans, increased deposits and borrowings. The Company had loan commitments of
$29,903,000 and standby and commercial letters of credit totaling $543,000 at December 31, 2000. The majority of outstanding loan commitments are not expected to be drawn upon. All the outstanding loan commitments were at Sunwest.

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

     The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 19% at December 31, 2000 and 17% at December 31, 1999. The Company believes that it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

     The Company's cash and cash equivalents increased by $12.6 million during 2000. Cash from operating activities increased by $4.3 million primarily from $1.4 million of net income. Investing activities provided $2.5 million in cash and cash equivalents which consisted primarily of net investment maturities of $2.1 million. Net cash of $5.8 million was provided by financing activities and consisted of a $7.0 million net increase in deposits and offset by $1.2 million decrease in borrowings and capital lease obligation.

The Parent Company

     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity.

     During  2000,   West  Coast  did  not  receive  any   dividends   from  its
subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2001.

    West Coast's primary source of cash in 2001 is expected to be earnings on cash and short term investments. At December 31, 2000, West Coast had cash and short term investments of $146,000.

    West Coast anticipates cash expenditures during 2001 to consist of operating expenses. West Coast anticipates that operating expenses will be approximately $100,000 during 2001. Funds to meet cash needs will come from current cash resources and possibly dividends from Sunwest. At December 31, 2000, Sunwest had the ability to pay $819,000 of dividends to West Coast without prior regulatory approval.

Capital Resources and Dividends

     The Company had a 14.2%, 15.5% and 11.7% Tier 1 risk-based capital, total risk-based capital and leverage ratio at December 31, 2000, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

     The Company had no material commitments for capital expenditures as of December 31, 2000.

     The Company has not paid dividends and does not contemplate paying dividends in 2001.

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

     The Company had a net asset sensitivity of $81.1 million at December 31, 2000. Interest rates went up in the last quarter of 1999 with the Fed funds rate increasing 75 basis points due to actions taken by the Federal Reserve Bank. In 2000, the Fed funds rate rose 125 basis points by the end of the year. The Company's net yield on interest earning assets increased from 6.47% in 1999 to 6.75% in 2000.

The following table sets forth the interest earning assets and interest-bearing liabilities of the Company on the basis of when they reprice or mature and sets forth the rate sensitivity positions of the Company at December 31, 2000:


                                                                                       Over One
                                             Immediate        91             181         Year     Over
                                             Through       Through 180     Through      Through   Five
(dollars in thousands)                        90 Days        Days            365      Five Years  Years        Total
------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Loans                                        $ 55,880    $ 10,465         $  9,851    $ 45,084    $ 11,477     $132,757
Investments and mutual funds                   14,924         632            1,001      12,615      22,670       51,842
------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                $ 70,804    $ 11,097         $ 10,852    $ 57,699    $ 34,147     $184,599
------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Time  certificates  of deposit of $100,000
   or more                                   $ 11,285    $ 11,106         $  4,037    $    705    $      -     $ 27,133
Time certificates of under $100,000             5,900       3,632            3,133         662           -       13,327
Other interest-bearing deposits                14,815          -                 -           -      41,210       56,025
Other interest-bearing liabilities              5,000       2,000                -           -           -        7,000
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           $ 37,000    $ 16,738         $  7,170    $  1,367    $ 41,210     $103,485
-----------------------------------------------------------------------------------------------------------------------
Rate sensitive gap                           $ 33,804    $ (5,641)        $  3,682    $ 56,332    $ (7,063)    $ 81,114
-----------------------------------------------------------------------------------------------------------------------
Cumulative rate sensitive gap                $ 33,804    $ 28,163         $ 31,845    $ 88,177    $ 81,114     $ 81,114
-----------------------------------------------------------------------------------------------------------------------
Cumulative assets divided by liabilities       191.36%     152.41%          152.28%     241.59%     178.38%      178.38%
-----------------------------------------------------------------------------------------------------------------------


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

         The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If Sunwest invests funds in a fixed rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold, Sunwest would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value of the fixed rate investment changes regardless of which direction interest rates move, the adverse exposure to "market risk" is primarily due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, this strategy must be balanced against the need for adequate interest income because variable rate and shorter fixed rate securities generally earn less interest than longer term fixed rate securities.

         There is market risk relating to Sunwest's fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because Sunwest must continue to pay the higher rate until the end of the term.

         The following table sets forth the carrying amounts and estimated fair values of selected Sunwest financial assets and liabilities at December 31, 2000:

                                    Carrying     Estimated
(dollars in thousands)               Amount      Fair Value
------------------------------------------------------------
Financial Assets:
   Securities                        $ 38,531    $ 38,531
   Net loans                          130,203     130,330
Financial liabilities:
   Deposits                           165,650     165,550
   Other
    interest-bearing liabilities        7,000       7,000
---------------------------------------------------------


Mismatch Risk

         Another interest-related risk arises from the fact that when interest rates change, the changes do not occur equally for the rates of interest earned and paid because of differences in contractual terms of the assets and liabilities held. Sunwest has a large portion of its loan portfolio tied to the prime interest rate. If the prime rate is lowered because of general market conditions, e.g., other banks are lowering their lending rates; these loans will be repriced. If Sunwest were at the same time to have a large portion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on deposits.

         A decrease in net interest income could also occur with rising interest rates if Sunwest had a large portfolio of fixed rate loans and securities funded by deposit accounts on which the rate is steadily rising. This exposure to "mismatch risk" is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, Sunwest will adjust the interest rates on the certificates and loans to try to match up demand. Sunwest can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

         One of the means of monitoring this matching process is the use of a "shock" table. This table shows the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched based upon specific interest rate shifts of up to +/- 300 basis points.

         The following table shows the estimated impact to net interest income for an instantaneous shift in various interest rates as of December 31, 2000 (the dollar change in net interest income represents the estimated change for the next 12 months):


                                     Changes in Net
(dollars in thousands)               Interest Income
----------------------------------------------------
Change in Interest Rates
   +300 basis points                      942
   +200 basis points                      628
   +100 basis points                      314
   -100 basis points                     (314)
   -200 basis points                     (628)
   -300 basis points                     (942)
------------------------------------------------------

         Sunwest has adequate capital to absorb any potential losses as a result of a decrease in interest rates. Periods of more than one year are not estimated because steps can be taken to mitigate the adverse effects of any interest rate changes.

Basis Risk

         A third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report, the interest rate on the asset may rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, Sunwest would experience an increase in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play. Sunwest has made an effort to minimize concentrations in certain types of assets and liabilities.

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

                                     PART IV

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.
         1. Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements at page F-1 for a list of financial statements filed as part of this report.
         2. Financial Statement Schedules. No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements filed herewith.
         3. Exhibits. Reference is made to the Index of Exhibits at page F-20 for a list of the exhibits filed as part of this report.
                 Executive Compensation Plans and Arrangements. Reference is made to the Index of Exhibits at page F-21 for a list of the exhibits filed as part of this report.
(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 2000.
(c)      Exhibits required by Item 601 of Regulation S-B.  See Item 13(a) 3.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

                                           WEST COAST BANCORP
                                           (Registrant)
                                           By

                                           /s/ Eric D. Hovde
                                           ---------------------
                                           Eric D. Hovde
                                           Chairman of the Board
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Eric D. Hovde                  Chairman of the Board,         March 26, 2001
------------------                 President and
Eric D. Hovde                      Chief Executive Officer
                                   (Principal Executive Officer)

/s/ Frank E. Smith                 Chief Financial Officer        March 26, 2001
------------------                 (Principal Financial
Frank E. Smith                     and Accounting Officer)



/s/ Michael A. Cohen               Director                       March 26, 2001
--------------------
Michael A. Cohen

/s/ Robert W. Hodgson              Director                       March 26, 2001
---------------------
Robert W. Hodgson

/s/ James G. LeSieur, III          Director                       March 26, 2001
-------------------------
James G. LeSieur, III


/s/ John H. Norberg                Director                       March 26, 2001
-------------------
John H. Norberg

/s/ Richard L. Shepley             Director                       March 26, 2001
----------------------
Richard L. Shepley

ITEMS 7, 13(a)(1) and 13(a)(2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
West Coast Bancorp and Subsidiaries:

     Consolidated Balance Sheets

       December 31, 2000 and 1999........................................F-2

     Consolidated Statements of Operations for the Years Ended

       December 31, 2000 and 1999........................................F-3

     Consolidated Statements of Comprehensive Income for the Years

       Ended December 31, 2000 and 1999..................................F-3

     Consolidated Statements of Shareholders' Equity for the

       Years Ended December 31, 2000 and 1999............................F-4

     Consolidated Statements of Cash Flows for the Years Ended

       December 31, 2000 and 1999........................................F-5

     Notes to Consolidated Financial Statements..........................F-6

     Report of Independent Public Accountants............................F-19

     Responsibility for Financial Reporting..............................F-19



All schedules are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

                                      F-1

CONSOLIDATED BALANCE SHEETS                  West Coast Bancorp and Subsidiaries
(in thousands, except share data)

                                                         At December 31,
Assets                                                  2000         1999
-------------------------------------------------------------------------------
Cash and due from banks                                 $  11,157    $   5,574
Federal funds sold                                              -        6,250
Mutual funds                                               13,311            -
Investment securities available-for-sale at fair value     38,531       39,492

Loans                                                     132,757      133,008
Less allowance for credit losses                           (2,554)      (2,457)
-------------------------------------------------------------------------------
         Net loans                                        130,203      130,551
-------------------------------------------------------------------------------

Real estate owned, net                                          -          502
Premises and equipment, net                                   983        1,041
Deferred taxes, net                                           500        1,976
Other assets                                                1,624        1,437
-------------------------------------------------------------------------------
                                                         $196,309     $186,823
-------------------------------------------------------------------------------

Liabilities
-------------------------------------------------------------------------------
Deposits:
Demand, non interest-bearing                             $ 69,165    $  53,723
Savings, money market and interest-bearing demand          56,025       50,738
Time certificates under $100,000                           13,327       22,273
Time certificates of $100,000 or more                      27,133       31,912
-------------------------------------------------------------------------------
         Total deposits                                   165,650      158,646
-------------------------------------------------------------------------------
Federal Home Loan Bank borrowings                           7,000        8,000
Other borrowed funds                                            -          541
Capital lease obligation                                        -          158
Other liabilities                                           1,606        1,516
-------------------------------------------------------------------------------
         Total liabilities                                174,256      168,861
-------------------------------------------------------------------------------

Commitments and contingencies (Note 16)

Minority interest in subsidiary                             9,549        8,045
-------------------------------------------------------------------------------

Shareholders' Equity
-------------------------------------------------------------------------------
Common stock, no par value; 30,000,000 shares
  authorized; 9,935,283 and 9,328,942 shares
  issued and outstanding in 2000
  and 1999, respectively                                    31,136      30,351
Accumulated deficit                                        (18,350)    (19,737)
Accumulated other comprehensive loss, net of tax              (282)       (697)
-------------------------------------------------------------------------------
         Total shareholders' equity                         12,504       9,917
-------------------------------------------------------------------------------
                                                          $196,309    $186,823
-------------------------------------------------------------------------------


          (See accompanying notes to consolidated financial statements)


CONSOLIDATED STATEMENTS OF OPERATIONS        West Coast Bancorp and Subsidiaries
(in thousands, except per share data)
                                                 Years ended December 31,
Interest Income                                         2000           1999
------------------------------------------------------------------------------
Loans, including fees                                   $12,983        $11,586
Federal funds sold                                            6             68
Mutual funds                                                496            288
Investment securities available-for-sale                  3,006          2,088
------------------------------------------------------------------------------
         Total interest income                           16,491         14,030
------------------------------------------------------------------------------

Interest Expense
------------------------------------------------------------------------------
Savings, money market and interest-bearing
  demand deposits                                         1,193            879
Time certificate deposits under $100,000                    910          1,055
Time certificate deposits of $100,000 or more             1,718          1,255
------------------------------------------------------------------------------
         Total interest on deposits                       3,821          3,189
Other interest expense                                      624            408
------------------------------------------------------------------------------
         Total interest expense                           4,445          3,597
------------------------------------------------------------------------------
         Net interest income                             12,046         10,433
Provision for credit losses                                  20              -
------------------------------------------------------------------------------
         Net interest income after
           provision for credit losses                   12,026         10,433

Other operating income                                      889          1,325
Other operating expenses                                  8,449          7,910
Minority interest in net income of subsidiary             1,185          1,424
------------------------------------------------------------------------------
Income before income taxes                                3,281          2,424
Income tax expense                                        1,894            703
------------------------------------------------------------------------------
         Net income                                     $ 1,387        $ 1,721
------------------------------------------------------------------------------
Basic earnings per share                                $   .15        $   .19
------------------------------------------------------------------------------
Diluted earnings per share                              $   .15        $   .18
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                 Years ended December 31,
(in thousands)                                         2000      1999
--------------------------------------------------------------------------
Net income                                             $1,387   $1,721
Other comprehensive income, net of tax:
Unrealized gain (loss) on
  available-for-sale investments
  arising during period                                   415     (614)
---------------------------------------------------------------------------
Other comprehensive income (loss)                         415     (614)
---------------------------------------------------------------------------
Comprehensive income                                   $1,802   $1,107
---------------------------------------------------------------------------

         (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY

(in thousands)                                                        Accumulated
                                                    Common stock      Other
                                                   ----------------   Comprehensive   Accumulated     Shareholders'
                                                   Shares  Amount     Income (Loss)   Deficit         Equity
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                       9,259   $ 30,274   $  (83)         $(21,458)         $ 8,733
Net Income                                             -          -        -             1,721            1,721
Stock options exercised                               70         77        -                 -               77
Change in unrealized gain (loss)
   on available-for-sale
   investments, net of tax                             -          -     (614)                -             (614)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       9,329     30,351     (697)          (19,737)           9,917
Net income                                             -          -        -             1,387            1,387
Conversion of notes
   payable to common stock                           606        785        -                 -              785
Change in unrealized gain (loss) on
   available-for-sale investments, net of tax          -          -      415                 -              415
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       9,935   $ 31,136   $ (282)         $(18,350)         $12,504
-------------------------------------------------------------------------------------------------------------------


          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS        West Coast Bancorp and Subsidiaries
(in thousands)

                                                    Years ended December 31,
Cash Flows from Operating Activities                   2000        1999
----------------------------------------------------------------------------
Net income                                             $  1,387    $  1,721
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                           507         338
    Provision for credit losses                              20           -
    Minority interest in net income of subsidiary         1,185       1,424
    Write-down of real estate owned                          27          26
    Gain on sale of real estate owned                       (79)          -
    Loss on sale of securities                               13           -
    Loss on disposition of fixed assets                      25           -
    Deferred tax provision                                  976         178
    Amortization and accretion from investment securities    42         600
    Accrual for lease impairment                            107          88
Increase in other assets                                   (187)       (170)
Increase in other liabilities                               262          64
----------------------------------------------------------------------------
       Net cash provided by operating activities          4,285       4,269
----------------------------------------------------------------------------
Cash Flows from Investing Activities
----------------------------------------------------------------------------
Proceeds from maturity of interest bearing balances          99           -
Proceeds from maturity of investment securities
  available-for-sale                                      3,589         467
Purchase of interest bearing balances                       (99)          -
Purchase of investment securities available-for-sale     (1,448)    (13,264)
Net decrease (increase) in loans                            328     (23,809)
Proceeds from sales of real estate owned                    554         361
Proceeds from sales of premises and equipment                 1         395
Purchases of premises and equipment                        (475)     (1,258)
----------------------------------------------------------------------------
       Net cash provided by (used in)
                      investing activities                 2,549    (37,108)
----------------------------------------------------------------------------
Cash Flows from Financing Activities
----------------------------------------------------------------------------
Net increase in deposits                                   7,004     24,907
Cash payments on other borrowed funds                        (36)       (48)
Repayment of capital lease obligation                       (158)      (107)
Advances from Federal Home Loan Bank                      11,000      8,000
Repayments of advances from Federal Home Loan Bank       (12,000)    (2,000)
Stock options exercised                                        -         77

----------------------------------------------------------------------------
       Net cash provided by financing activities            5,810    30,829
----------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           12,644    (2,010)
Cash and cash equivalents at beginning of year             11,824    13,834
----------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $ 24,468  $ 11,824
----------------------------------------------------------------------------


Supplemental Disclosures of Cash Flow Information:
----------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                             $  4,562  $  3,509
    Income taxes                                              545       367


Supplemental Schedule of Non-cash Investing and Financing Activities:
----------------------------------------------------------------------------
Transfer note payable affiliate to other borrowed funds   $     -  $    414
 Conversion of notes payable to common stock                  785         -

          (See accompanying notes to consolidated financial statements)

                                             West Coast Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999


NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     West Coast Bancorp ("West Coast"), through its majority owned subsidiary, Sunwest Bank ("Sunwest"), provides banking services in Orange County, California. West Coast and Sunwest are regulated by certain Federal and State agencies and undergo periodic examinations by those regulatory authorities.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of West Coast, a bank holding company, and its subsidiaries (collectively, the "Company"). On September 13, 1996, Western Acquisitions, L.L.C. and Western Acquisition Partners, L.P., company owned by Eric and Steven Hovde (collectively, "Western"), affiliates of Hovde Financial, Inc., acquired a 43.5% interest in Sunwest.

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

INVESTMENT SECURITIES

     The Company's  securities  portfolio includes U.S.  Treasury,  U.S. federal
agency,   mortgage  backed  securities,   collateralized  mortgage  obligations,
corporate debt securities and municipal bonds.

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

INTEREST RATE SWAPS

     During 1999, interest rate swaps were used in the Company's management of interest rate sensitivity. The periodic net settlement for interest rate swaps is recorded as an adjustment to the net interest income or interest expense of the related asset or liability. The Company has no interest rate swaps as of December 31, 2000.

INTEREST ON LOANS

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due by ninety days or more with respect to principal or interest. The accrual of interest may be continued on a well-secured loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection.

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

ALLOWANCE FOR CREDIT LOSSES

     Provisions for credit losses are charged to operations based on Management's evaluation of the estimated losses in its loan portfolio. The major factors considered in evaluating losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower's ability to repay the loan and timing of repayments, and the value of any related collateral. Management's estimate of fair value of the collateral considers the current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Company's control. In addition, the regulatory agencies periodically review the allowance for credit losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional provisions for credit losses with respect to its loan portfolio.

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

     The Company bases the measurement of loan impairment using either the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the loans' collateral properties. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for credit losses.

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

REAL ESTATE OWNED

     Real estate owned consists of real estate acquired in settlement of loans and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The recognition of gains and losses on sales of real estate is dependent upon various factors relating to the nature of the property sold and the terms of the sale.

     Once real estate is acquired and periodically thereafter, Management obtains a valuation and an allowance for estimated losses is provided if the carrying value of real estate exceeds estimated fair value, less selling costs. Legal fees and direct costs, including foreclosure, appraisal and other related costs, are expensed as incurred. While Management uses currently available information to provide for losses on real estate, future additions to the valuation allowance may be necessary based on future economic conditions. In addition, the regulatory agencies periodically review the valuation allowance for real estate owned losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional losses with respect to its real estate owned. The net cost of operation of other real estate owned includes write-downs of real estate owned, gains and losses on disposition and real estate owned operating expenses, net of related income. The Company's real estate owned does not have book value as of December 31, 2000.

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

                                      F-7

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, investment securities with original maturities of less than 90 days, mutual funds and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

     Non-interest earning cash reserves of $246,000 and $323,000 were required by Sunwest to satisfy Federal regulatory requirements at December 31, 2000 and 1999, respectively.

EARNINGS PER SHARE

Earnings per share calculations are computed as follows:


                                           Per-Share
                            Income         Shares       Amount
--------------------------------------------------------------
For the year ended 2000:
Net Income                  $1,387,000
Basic earnings per share
Income available
to common
shareholders                $1,387,000    9,333,926     $0.15
---------------------------------------------------------------
Options issued to
executives
and directors                                 8,473
Diluted earnings
per share                   $1,387,000    9,342,399     $0.15
---------------------------------------------------------------

For the year ended 1999:
Net Income                  $1,721,000
Basic earnings per
share
income available
to common
shareholders                $1,721,000    9,299,775     $0.19
---------------------------------------------------------------

Options issued to
executives
and directors                                12,505
Diluted earnings
per share                    $1,721,000   9,312,280     $0.18
----------------------------------------------------------------


     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined on the assumptions that the stock options were exercised in the periods when their exercise prices were less than market price.

RECLASSIFICATIONS

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137 and SFAS No. 138. These pronouncements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The FASB has deferred the application of these pronouncements until fiscal years beginning after June 15, 2000. The adoption of these pronouncements did not have a material impact on the Company's results of operations or financial position when adopted.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125. This Statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures. The disclosures discussed in paragraphs 15 and 17 of SFAS No. 140 are effective as of December 31, 2000. These disclosures were not material to the Company's financial statements. Management believes that the adoption of the remaining provisions under this standard will not have a material impact on the Company's financial statements.

NOTE 2

INVESTMENT SECURITIES

     At December 31, 2000 and 1999 all investment securities were classified as available-for-sale. A summary of the Company's investment portfolio is as follows at December 31, 2000 (dollars in thousands):


                                Gross Unrealized    Estimated
                     Amortized  ----------------       Fair
                      Cost      Gains    Losses       Value
------------------- ---------- --------- ---------- ---------
U.S. Treasury
  and other
  government
  agency
  securities          $  1,000  $    -   $    (1)    $    999
Taxable
  municipal
  bonds                  5,849     184         -        6,033
Collateralized
  mortgage
  obligations           17,791     307      (227)      17,871
Mortgage-
  backed
  securities             3,916      56         -        3,972
Corporate bonds          4,060      26      (283)       3,803
Trust preferred
  Securities             6,331      43      (952)       5,422
 Other securities          431       -         -          431
 ------------------------------------------------------------
      Total           $ 39,378  $  616   $(1,463)    $ 38,531
-------------------------------------------------------------

     A summary of available-for-sale investment securities is as follows at December 31, 1999 (in thousands):



                                 Gross Unrealized      Estimated
                     Amortized   -----------------       Fair
                       Cost      Gains      Losses       Value
------------------- ----------- --------    --------   ----------
U.S. Treasury
  and other
  government
  agency
  securities          $    997   $     -    $     (6)   $    991
Taxable
 municipal
 bonds                   5,943         -         (114)     5,829
Collateralized
  mortgage
  obligations           19,104         -         (544)    18,560
Mortgage-
  backed
  securities             4,908         -          (32)     4,876
Corporate bonds          5,097         -         (197)     4,900
Trust preferred
  Securities             5,052         -       (1,189)     3,863
 Other Securities          473         -            -        473
----------------------------------------------------------------
      Total           $ 41,574   $     -     $ (2,082)   $39,492
----------------------------------------------------------------

     At December 31, 2000, investment securities available-for-sale with a book value of $25,115,000 were pledged as collateral to secure public funds and for other purposes as required or permitted by law.

     Proceeds from maturities of debt securities during 2000 and 1999 were $3,589,000 and $467,000, respectively. Gains and losses on investment securities are determined on the specific identification method and are included in other income.

     The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below. Mortgage-backed securities and collateralized mortgage obligations are classified in accordance with their estimated lives. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations. Trust preferred securities are included in the one year to five year category due to call provisions at the option of the issuer. The stated maturities are in excess of ten years.


                                  Amortized    Estimated
(in thousands)                      Cost       Fair Value
----------------------------------------------------------
Due in one year                    $ 2,097     $ 2,095
Due after one year through five
  years                             16,358      15,404
Due after five years through ten
  years                             14,849      14,845
Due after ten years                  6,074       6,187
---------------------------------------------------------
                                   $39,378     $38,531
---------------------------------------------------------


NOTE 3
LOANS

     A summary of loans is as follows at December 31:


(in thousands)                        2000        1999
----------------------------------------------------------
Commercial loans not secured by
   real estate                       $ 38,081    $ 42,162
Real estate mortgage loans             88,244      87,548
Real estate construction                4,454       1,957
Personal loans not secured by
   real estate                          2,281       1,698
Unearned income, discounts and
   fees                                  (303)       (357)
----------------------------------------------------------
                                     $132,757    $133,008
----------------------------------------------------------

     Loans on which the accrual of interest had been discontinued or reduced at December 31, 2000 and 1999 amounted to $0 and $505,000, respectively. If these loans had been current throughout their terms, interest income recorded during the year would have increased approximately $39,000 and $117,000 in 2000 and 1999, respectively.

     The Company serviced loans for others totaling $831,000 and $1,112,000 at December 31, 2000 and 1999, respectively. These loans are not included in the accompanying consolidated balance sheets and no servicing asset is recorded on the books.

     Loans totaling  $18,481,697  and  $18,843,529 at December 31, 2000 and 1999
were pledged as collateral with the Federal Reserve Bank to secure purchases of Federal funds. Purchases of Federal funds from the Federal Reserve Bank totaled $500,000 during 2000. There were no purchases of Federal funds from the Federal Reserve Bank during 1999.

     Loans  totaling  $10,575,417  and  $9,310,300 at December 31, 2000 and 1999
were pledged as collateral with the Federal Home Loan Bank of San Francisco to secure term and overnight advances. Advances outstanding against these loans totaled $4,000,000 at December 31, 2000 and 1999.

NOTE 4

ALLOWANCE FOR CREDIT LOSSES

     A summary of activity in the allowance for credit losses follows:


(in thousands)                        2000       1999
-------------------------------------------------------
Balance at beginning of year         $2,457     $2,444
Credits charged off                     (63)      (252)
Recoveries on credits previously
   charged off                          140        265
------------------------------------------------------
Net recoveries                           77         13
Provision for credit losses              20          -
-------------------------------------------------------
Balance at end of year               $2,554     $2,457
-------------------------------------------------------

     A summary of investment in impaired loans by type is as follows at December 31:



(in thousands)                2000        1999
------------------------------------------------
Nonaccrual loans:
  Nonresidential real estate
     mortgage                  $    -     $  505
Restructured loans              2,010      2,041
------------------------------------------------
                               $2,010     $2,546
------------------------------------------------


     The Company had no "other impaired loans" at December 31, 2000 and 1999. The related impairment valuation allowances were $840,000 and $848,000 at December 31, 2000 and 1999, respectively. These amounts were included as part of the allowance for credit losses in the accompanying consolidated balance sheets. The provision for losses and any related recoveries are recorded as part of the provision for credit losses on loans in the accompanying statements of operations. During the years ended December 31, 2000 and 1999, the Company's average investment in impaired loans was $2,429,000 and $2,921,000, and interest income recorded during this period was $165,000 and $219,000. None of these amounts were recorded using the cash basis method of accounting described above.

NOTE 5

 VALUATION ALLOWANCE FOR REAL ESTATE OWNED

     A summary of activity in the valuation allowance for real estate owned is as follows:


(in thousands)                         2000     1999
-----------------------------------------------------
Balance at beginning of year           $ 461    $ 421
Losses charged off                      (197)       -
Provision for estimated losses            40       40
-----------------------------------------------------
Balance at end of year                 $ 304    $ 461
-----------------------------------------------------

      The real estate owned does not have book value as of December 31, 2000.

NOTE 6

PREMISES AND EQUIPMENT

  A summary of premises and equipment follows:


(in thousands)                          2000        1999
---------------------------------------------------------
Furniture, fixtures and equipment      $ 3,390    $ 3,219
Leasehold improvements                   1,592      1,576
Property under capital leases                -        445
Construction in progress                    29          5
---------------------------------------------------------
                                         5,011      5,245
Accumulated depreciation and
   amortization                         (4,028)    (4,204)
---------------------------------------------------------
                                       $   983    $ 1,041
---------------------------------------------------------

NOTE 7

FEDERAL HOME LOAN BANK BORROWINGS

     The Company had available lines of credit totaling $14,771,000 and $8,638,000 at December 31, 2000 and 1999 with the Federal Home Loan Bank (FHLB). The FHLB advances are collateralized by commercial mortgage loans, qualifying investment securities and FHLB stock.

     Advances from FHLB outstanding at December 31, 2000 mature as follows:


      Amount                Maturity Date       Interest Rate
-------------------------------------------------------------
     $1,000,000             01/30/01             6.68%
      2,000,000             02/28/01             6.68%
      2,000,000             03/12/01             6.50%
      2,000,000             06/28/01             7.01%
-------------------------------------------------------------
     $7,000,000
-------------------------------------------------------------

     Advances from FHLB outstanding at December 31, 1999 mature as follows:


       Amount                 Maturity Date       Interest Rate
---------------------------------------------------------------
       $2,000,000             02/23/00             5.70%
        2,000,000             06/26/00             6.15%
        2,000,000             11/29/00             6.15%
        2,000,000             12/11/00             6.13%
---------------------------------------------------------------
       $8,000,000
---------------------------------------------------------------


NOTE 8

OTHER BORROWED FUNDS

     Other borrowed funds were zero at December 31, 2000.

    On June 9, 1998, the Company executed a note in the amount of $450,000 to Eric D. Hovde, Chairman and President of West Coast. The note replaced an existing note payable to an unrelated third party that was purchased from the third party by Mr. Hovde. On December 1, 2000, the note was modified to permit conversion to West Coast's common stock at market and to extend the maturity to September 30, 2001. On December 12, 2000, West Coast issued a convertible promissory note to Eric and Steven Hovde in exchange for a loan of $414,000. The cash received from Eric and Steven Hovde was used to pay off a note due to First Security Bank for the same amount.

     On  December  29,  2000,  West  Coast  issued  606,341  shares  to  Western
Acquisitions, L.L.C., an affiliate of Hovde Financial, as a result of the exercise of the conversion feature of the above two notes. These notes and interest due were converted to equity on the fair market value of the stock.

     The capital lease obligation matured on November 30, 2000.

NOTE 9

INCOME TAXES

     For 2000 the Company had $493,000 current income tax expense for Federal and $425,000 for State. For 1999 the Company had a $260,000 current income tax expense for Federal and $266,000 for State. During 2000 deferred Federal and State tax expense of $942,000 and $34,000 were recognized, respectively. During 1999 deferred Federal tax benefits of $4,000 and deferred tax expense of $181,000 were recognized, respectively.

     The actual income tax expense (benefit) differed from the expected Federal statutory rate as follows:


(in thousands)                         2000       1999
----------------------------------------------------------
Expected tax expense at 34%            $ 1,115    $   848
Change in the valuation allowance
   for deferred tax assets              (1,035)    (1,250)
Net capital loss carryforwards lost      1,236          -
State income taxes                         303        286
Minority interest expense in
   Sunwest earnings not deductible         403        460
Other                                     (128)       359
----------------------------------------------------------
                                       $ 1,894    $   703
----------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:


(in thousands)                           2000       1999
-----------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards        $ 2,065    $ 2,641
Net capital loss carryforwards                -      1,236
Loans, due to allowance for credit
   losses, deferred loan
   origination fees and costs, and
   leases                                  (229)      (218)
Alternative minimum tax credit
   carryforwards                            227        488
Real estate owned                            65        136
Expense accruals and other                  191        213
Deferred state income taxes                 145          -
General business tax credit
   carryforwards                              -        127
Unrealized loss on
   available-for-sale securities            348        848
Premises and equipment                       (5)       (34)
-----------------------------------------------------------
Total gross deferred tax assets           2,807      5,437
Less valuation allowance                 (2,307)    (3,342)
-----------------------------------------------------------
Net deferred tax assets                     500      2,095
-----------------------------------------------------------
Deferred tax liabilities:
Deferred state income taxes                   -        119
-----------------------------------------------------------
Total gross deferred tax liabilities          -        119
-----------------------------------------------------------
Net deferred tax asset                  $   500    $ 1,976
-----------------------------------------------------------

     The valuation allowance decreased by $1,035,000 and $1,250,000 in 2000 and 1999, respectively, due to recognizing that part of the deferred tax asset that is more likely than not to be utilized in the future and due to earnings during the years.

     Current income taxes payable at December 31, 2000 were $478,000 for Federal and $56,000 for State. Current income taxes payable at December 31, 1999 were none for Federal and $159,000 for State. The Company had net operating loss carryforwards of $5.2 million for Federal income tax purposes at December 31, 2000 which expire from 2005 to 2019 and $1.0 million for State income tax purposes which expire from 2001 to 2005. The Company had alternative minimum tax credit carryforwards of $121,000 available for Federal income tax purposes and $106,000 available for State income tax purposes at December 31, 2000.

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

     At December 31, 2000 Sunwest had the following deferred tax items: gross deferred tax assets of $737,000; a valuation allowance of $0; a gross deferred tax liability of $237,000 and a net deferred tax asset of $500,000.

     At December 31, 2000 Sunwest had no net operating loss carryforwards for Federal or State franchise tax purposes. Sunwest had no capital loss carryforwards. Sunwest had alternative minimum tax credit carryforwards of $10,000 available for Federal income tax purposes and $44,000 available for State franchise tax purposes at December 31, 2000.

NOTE 10

STOCK OPTION PLAN

     During 1988, the Company adopted the West Coast Bancorp 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan provided for the grant of both options that were incentive options, as well as options that do not qualify as incentive options ("non-qualified options"), to purchase 1,250,000 of authorized but unissued shares of the Company's common stock. All employees, employee directors and non-employee directors of the Company were eligible to receive options. Non-employee directors of the Company were only eligible to receive non-qualified options. The 1988 Plan is administered by the Board of Directors or a committee thereof, and such board or committee determines the persons to whom options are granted, the vesting schedule and the purchase price of the common stock subject to each option, provided that such purchase price not be less than 100% of the fair value of the common stock at the time the option was granted. No options may extend more than ten years from the date of grant. Incentive options to persons owning more than 10% of the total combined voting power of all classes of stock of West Coast or its affiliates expire not later than five years from the date of grant. The 1988 Plan expired in September 1998; however, unexpired options granted under the Plan remain outstanding.

     A summary of stock option transactions for the 1988 Plan follows:

                                Number of  Price per
                                  Shares     Share
----------------------------------------------------
Options outstanding at
   December 31, 1998            237,500   $1.06-2.75
Canceled                        115,000    1.06-2.75
Exercised                        70,000    1.06-1.13
----------------------------------------------------
Options outstanding at
   December 31, 1999             52,500    1.06-1.13
Canceled                          7,500    1.13-1.13
----------------------------------------------------
Options outstanding at
   December 31, 2000             45,000   $1.06-1.13
Options exercisable at
   December 31, 2000             45,000   $1.06-1.13
----------------------------------------------------


NOTE 11

RELATED PARTY TRANSACTIONS

     At December 31, 2000, there were no outstanding loans to directors. During the year ended December 31, 1999, new loans totaling $16,000 were granted to directors and repayments totaled $101,000.

     These loans were made in the ordinary course of business. The loans were granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions for others.

     Also see Note 1 and Note 8.

NOTE 12

OTHER OPERATING INCOME

     A summary of other operating income is as follows:


(in thousands)                         2000    1999
------------------------------------------------------
Depositor charges                     $  727   $  812
Service charges, commissions & fees      113      134
Interest recovered on loans charged
   off in prior years                      7      297
Other income                              42       82
------------------------------------------------------
                                      $  889   $1,325
------------------------------------------------------

NOTE 13

OTHER OPERATING EXPENSES

     A summary of other operating expenses is as follows:


(in thousands)                            2000     1999
----------------------------------------------------------
Salaries and employee benefits            $ 4,098  $ 3,688
Customer service expense                      912      658
Occupancy                                     831      900
Data processing                               600      574
Depreciation and amortization                 507      341
Professional services                         460      628
Advertising and promotion                     213      260
Stationery and supplies                       124      134
Telephone                                      94      104
Postage                                        67      110
Net cost of operation of real estate
   owned                                      (90)      48
Miscellaneous                                 633      464
----------------------------------------------------------
                                          $ 8,449  $ 7,909
----------------------------------------------------------


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

INTEREST RATE SWAPS

     The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counter parties. The Company had no interest rate swaps as of December 31, 2000.

COMMITMENTS TO EXTEND CREDIT

     The  fair  value  of   commitments  to  extend  credit  cannot  be  readily
determined.

     The estimated fair values of the Company's financial instruments are as follows:

                                     December 31, 2000
                                  Carrying     Estimated
(in thousands)                      Amount     Fair Value
---------------------------------------------------------
Financial assets:
Cash, interest bearing
     deposits and mutual funds      $ 24,468   $ 24,468
Investment securities                 38,531     38,531
Net loans                            130,203    130,330

Financial liabilities:
Deposits                             165,650    165,550
Other interest-bearing
   liabilities                         7,000      7,000
---------------------------------------------------------



                                     December 31, 1999
                                  Carrying       Estimated
(in thousands)                      Amount       Fair Value
-----------------------------------------------------------
Financial assets:
Cash, interest-bearing deposits
   and Federal funds                $ 11,824     $ 11,824
Investment securities                 39,492       39,492
Net loans                            130,551      128,847
Interest rate swaps                        -           (1)
Financial liabilities:
Deposits                             158,646      158,489
Other interest bearing
   liabilities                         8,699        8,699
-----------------------------------------------------------


NOTE 15

401(k) PROFIT SHARING PLAN

  The Company has a 401(k) profit sharing plan (the "Plan") that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the Plan may contribute up to 15% of his or her compensation, subject to certain statutory limitations. Eligible employees have the option on a quarterly basis to change the status of their enrollment and/or the amount of their deferral. The Company will match 50% of the participant's contribution until the participant's contribution equals 6% of his or her compensation subject to the plan's vesting schedule. The Company's contributions of approximately $64,000 and $60,000 were included in salaries and employee benefits in 2000 and 1999, respectively. The Company may also make an additional profit sharing contribution on behalf of the eligible employees. No profit sharing contribution was made during the years ended December 31, 2000 and 1999.

NOTE 16

COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the years ended December 31, 2000 and 1999 was approximately $725,000 and $665,000, respectively. Rents paid were offset by rental income of $234,000 and $194,000 in 2000 and 1999, respectively.

     Future minimum lease commitments under all non-cancelable leases at December 31, 2000 are as follows:


                                   Operating
(in thousands)                     Leases
--------------------------------------------
Year ending December 31:
  2001                             $ 1,181
  2002                               1,353
  2003                               1,400
  2004                                 897
  2005                                 924
Thereafter                           5,012
---------------------------------------------
Total minimum lease payments       $10,767
---------------------------------------------

     The minimum lease payments include the new lease that the Company entered into during 2001 for its new corporate headquarters' location.

     Total minimum sublease rental income to be received in the future under non-cancelable subleases is $1,276,000.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest. These financial instruments include interest rate swaps, various guarantees, commitments to extend credit and standby and commercial letters of credit. At December 31, 2000 and 1999, the Company had standby and commercial letters of credit of $543,000 and $493,000 outstanding and commitments to extend credit, totaling $29,903,000 and $29,741,000, respectively.

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

     At December 31, 1999, the Company had interest rate swaps with outstanding notional amounts of $648,000. The interest rate swaps were acquired in connection with a purchase of loans from another party. The interest rate swaps expired on January 1, 2000.

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

GAIN (LOSS) ON LIQUIDATION OF WCV, INC.

      During November 1992, the Board of Directors of WCV, Inc., resolved to liquidate WCV, Inc. The liquidation of WCV, Inc. was substantially completed in 1993. Included in other liabilities is the remaining net liability related to WCV, Inc. of $63,000 both at December 31, 2000 and 1999. Beginning in 1996 throughout 2000, WCV, Inc. filed claims with the California Underground Storage Tank Cleanup Fund ("USTF") and was reimbursed for "eligible" cleanup costs associated with the contaminated property. The company has no expected loss accrual as all projected future costs are anticipated to be reimbursed from the USTF. Future cleanup costs are expected to total between $90,000 to $180,000.

NOTE 17

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

     Quantitative measures established by the regulators to ensure capital adequacy require the Company and Sunwest to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2000, the Company and Sunwest exceeded all capital adequacy requirements.

     As of December 31, 2000 and 1999, Sunwest was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Sunwest must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the last notification that Management believes have changed the institution's category. The Company's and Sunwest's actual capital amounts and ratios are also presented in the table. No amount was deducted from capital for interest rate risk.

The Company

                                                                                                 To be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                                  Actual         Adequacy Purposes           Action Provisions
                                             ---------------- -------------------------- -------------------------
(dollars in thousands)                       Amount     Ratio    Amount       Ratio       Amount          Ratio
------------------------------------------------------------------------------------------------------------------
As of December 31, 2000:
  Total Capital (to Risk-Weighted Assets)    $24,541     15.5% $=/>12,676     =/>8.0%     $=/>15,844      =/>10.0%
  Tier 1 Capital (to Risk-Weighted Assets)    22,553     14.2   =/> 6,338     =/>4.0       =/> 9,507      =/> 6.0
  Tier 1 Capital (to Average Assets)          22,553     11.7   =/> 7,684     =/>4.0       =/> 9,605      =/> 5.0

As of December 31, 1999:

  Total Capital (to Risk-Weighted Assets)    $20,635     13.4% $=/>12,301     =/>8.0%     $=/>15,316      =/>10.0%
  Tier 1 Capital (to Risk-Weighted Assets)    18,660     12.1   =/> 6,150     =/>4.0       =/> 9,226      =/> 6.0
  Tier 1 Capital (to Average Assets)          18,660      9.8   =/> 7,678     =/>4.0       =/> 9,597      =/> 5.0
-----------------------------------------------------------------------------------------------------------------



Sunwest

                                                                                                        To be Well
                                                                                                     Capitalized Under
                                                                             For Capital             Prompt Corrective
                                               Actual                    Adequacy Purposes           Action Provisions
                                             ------------------------ -------------------------- ----------------------
(dollars in thousands)                       Amount       Ratio        Amount        Ratio        Amount       Ratio
------------------------------------------------------------------------------------------------------------ ----------
As of December 31, 2000:
  Total Capital (to Risk-Weighted Assets)    $24,451     15.4%        $ =/>12,676    =/>8.0%      $=/>15,844   =/>10.0%
  Tier 1 Capital (to Risk-Weighted Assets)    22,463     14.2           =/> 6,338    =/>4.0        =/> 9,507   =/> 6.0
  Tier 1 Capital (to Average Assets)          22,463     11.7           =/> 7,702    =/>4.0        =/> 9,628   =/> 5.0

As of December 31, 1999:
  Total Capital (to Risk-Weighted Assets)    $21,713     14.4%         $=/>11,988    =/>8.0%      $=/>14,986   =/>10.0%
  Tier 1 Capital (to Risk-Weighted Assets)    19,738     13.2           =/> 5,994    =/>4.0        =/> 8,991   =/> 6.0
  Tier 1 Capital (to Average Assets)          19,738     10.3           =/> 7,678    =/>4.0        =/> 9,597   =/> 5.0
-----------------------------------------------------------------------------------------------------------------------


DIVIDEND AND ADVANCE RESTRICTIONS

     The Federal Reserve Act restricts Sunwest from making loans or advances to West Coast in excess of 10% of its capital stock and surplus. At December 31, 2000 this would allow $1.3 million of advances. Such loans or extensions of credit to West Coast must be secured at the time of transaction by collateral having a market value of 100% to 130%, depending on the collateral, of the amount funded. Various laws and regulations limit the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. At December 31, 2000, Sunwest may pay dividends of $819,000 to West Coast without prior regulatory approval.

NOTE 18

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

     West Coast Bancorp's condensed balance sheets as of December 31, are as follows:


 (in thousands)                          2000       1999
-----------------------------------------------------------
Assets
Cash and short-term investments        $    146    $    288
Investment in:
  Sunwest Bank                           21,962      18,504
  WCV, Inc.                                 240         240
Other assets                                -            28
-----------------------------------------------------------
                                       $ 22,348    $ 19,060
-----------------------------------------------------------
Liabilities and Shareholders' Equity
Notes payable                          $      -    $    541
Minority interest                         9,549       8,045
Other liabilities                           295         557
-----------------------------------------------------------
Total liabilities                         9,844       9,143
-----------------------------------------------------------
Shareholders' equity:
  Common stock                           31,136      30,350
  Accumulated deficit                   (18,632)    (20,433)
-----------------------------------------------------------
Total shareholders' equity               12,504       9,917
-----------------------------------------------------------
                                       $ 22,348    $ 19,060
-----------------------------------------------------------


   West Coast Bancorp's condensed statements of operations for the years ended December 31, are as follows:

(in thousands)                             2000     1999
----------------------------------------------------------
Income
  Interest income from subsidiaries        $   11   $   15
----------------------------------------------------------
                                               11       15
----------------------------------------------------------
Expenses
   Interest expense                            50       53
   Professional services                       61       38
   Other expense                               48       43
----------------------------------------------------------
                                              159      134
----------------------------------------------------------
Equity in undistributed net income of
   subsidiaries                             1,540    1,850
----------------------------------------------------------
Income before income taxes                  1,392    1,731
Income taxes                                    5       10
----------------------------------------------------------
Net income                                 $1,387   $1,721
----------------------------------------------------------

   West Coast Bancorp's condensed statements of cash flows for the years ended December 31, are as follows:



(in thousands)                           2000     1999
----------------------------------------------------------
Cash flows from operating activities:
Net income                               $ 1,387  $ 1,721
Equity in net income of subsidiaries      (1,540)  (1,850)
Decrease in other assets                      28       28
Increase in other liabilities                 19      289
----------------------------------------------------------
Net cash (used in) provided by
   operating activities                     (106)     188
----------------------------------------------------------
Cash flows from investing activities:
Increase in advances to subsidiaries           -       (1)
----------------------------------------------------------
Net cash used in investing activities          -       (1)
----------------------------------------------------------
Cash flows from financing activities:
Cash payments on notes payable               (36)    (333)
Stock options exercised                        -       77
----------------------------------------------------------
Net cash used in financing activities        (36)    (256)
----------------------------------------------------------
Decrease in cash                            (142)     (69)
Cash at beginning of year                    288      357
----------------------------------------------------------
Cash at end of year                      $   146  $   288
----------------------------------------------------------

Supplemental schedule of non-cash financing activities:

   Transfer from accrued liabilities
     to notes payable                    $     -  $   414
   Transfer from notes payable to
     common stock                            785        -

Supplemental disclosure of cash flow information:

Cash paid during the year for:
   Interest                              $    50   $   53
   Income taxes                                5        -
----------------------------------------------------------

     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. At December 31, 2000, Sunwest may pay cash dividends of $819,000 to West Coast without prior regulatory consent.

     During 2000, West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2001. At December 31, 2000, West Coast had cash totaling $146,000.

     West Coast's primary source of cash in 2001 is expected to be sales of assets and earnings on cash and short-term investments. West Coast anticipates cash expenditures during 2001 to consist of approximately $100,000 for other operating expenses.

December 31, 2000


NOTE 19

QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data follows (in thousands, except per share data):


2000                                  March 31    June 30   September 30     December 31   Total
--------------------------------------------------------------------------------------------------
Total interest income                   $ 4,083   $ 4,134   $ 4,117         $ 4,157        $16,491
Total interest expense                    1,119     1,161     1,086           1,079          4,445
Net interest income                       2,964     2,973     3,031           3,078         12,046
Provision for credit losses                 -         -          20               -             20
Net income before income taxes              952       851       758             720          3,281
Net income                                  409       353       312             313          1,387
Net income per common share - basic         .04       .04       .03             .03            .15
Net income per common share - diluted       .04       .04       .03             .03            .15
--------------------------------------------------------------------------------------------------




1999                                     March 31  June 30   September 30   December 31   Total
-------------------------------------------------------------------------------------------------
Total interest income                    $ 3,150   $ 3,278   $ 3,668        $ 3,934       $14,030
Total interest expense                       760       771       957          1,109         3,597
Net interest income                        2,390     2,507     2,711          2,825        10,433
Provision for credit losses                    -         -         -              -             -
Net income before income taxes               398       546       708            772         2,424
Net income                                   338       475       618            290         1,721
Net income per common share - basic          .04       .05       .07            .02           .19
Net income per common share - diluted        .04       .05       .07            .02           .18
-------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
  of West Coast Bancorp:

We have audited the accompanying consolidated balance sheets of West Coast Bancorp (a California corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Orange County, California
February 13, 2001


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

     West Coast Bancorp's 2000 consolidated financial statements have been audited by Arthur Andersen LLP. In accordance with generally accepted auditing standards, the independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed. The Audit Committee of the Board of Directors meets with the independent auditors and representatives of Management, both jointly and separately, to discuss financial reporting matters and audit and control functions.

/s/ Eric D. Hovde
-----------------
Eric D. Hovde

Chairman of the Board and President
February 13, 2001

/s/ Frank E. Smith
------------------
Frank E. Smith
Executive Vice President and
Chief Financial Officer
February 13, 2001


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

10.02  Form of West Coast 1988 Stock Option Plan, filed as
       Exhibit 10.14(b) (1)                                                 *

10.05  West Coast Bancorp 401(k) Profit Sharing Plan Document,
       Trust and Summary Plan Description filed as Exhibit 10.06 (e)        *

10.07  Stock Purchase agreement among Western, West Coast and
       Sunwest to purchase Sunwest stock filed as Exhibit 10.19(f)          *

10.09  Employment Agreement effective September 1, 1996 by and
       between Sunwest and James G. LeSieur (1)                             *

10.10  Employment Agreement effective September 1, 1996 by and
       between Sunwest and Frank E. Smith (1)                               *

21     Subsidiaries of Registrant                                         F-22

23     Consent of Independent Public
       Accountants - Arthur Andersen LLP                                  F-23

27     Financial Data Schedule                                            F-24


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