Form 10KSB/A
period 2000-12-31
WEST COAST BANCORP /CA/
filed 2001-04-27
CIK 352187

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

              Securities registered under Section 12(g)of the Act:
                           Common Stock, No Par Value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     Total revenues for the most recent fiscal year: $17,380,000.

     As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,571,000 based upon the last sale price on such date.

     Number of shares of Common Stock of the registrant outstanding as of February 28, 2001: 9,965,283

Transitional Small Business Disclosure Format: YES ___ NO X

     West Coast  Bancorp files this  Amendment  Report on Form 10-KSB to include
Part III, Items 9 through 12.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors

     The following table sets forth certain information, as of March 31, 2001, with respect to those individuals who are members of the Board of Directors. Such persons were elected at the 2000 Annual Shareholder Meeting.


                                             Year First
                                             Elected or
                                             Appointed as
 Name of Director             Age            Director           Position with the Company
 ----------------             ---            ------------       -------------------------

Eric D. Hovde                 36             1997               Chairman of the Board,
                                                                President and CEO

Michael A. Cohen              42             2000               Director

Robert W. Hodgson             60             1999               Director

James G. LeSieur, III         59             1998               Director

John H. Norberg               43             2000               Director

Richard L. Shepley            55             1999               Director


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

     Michael A. Cohen is President of M. A. Cohen & Co., an advisory services firm. From 1993 to 1997, Mr. Cohen served as a Principal of Cohen Financial, a real estate investment services firm. Mr. Cohen is a lawyer and a licensed real estate broker in the State of California. Mr. Cohen also serves as a director of Sunwest Bank.

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

     James G. LeSieur, III serves as Chief Executive Officer of Sunwest Bank. Mr. LeSieur joined Sunwest Bank in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer. In 1991 Mr. LeSieur assumed the position of President until September 2000. Mr. LeSieur is a director of Sunwest Bank.

     John H. Norberg is President and Chief Executive Officer of Standard Investment Chartered, Inc., a securities dealer and investment manager located in Tustin, California. Mr. Norberg is also President of Castillian Ventures and is a Director of Exhibit Art Displays. Mr. Norberg is a director of Sunwest Bank.

     Richard L. Shepley is Chief Investment Officer of Marshall Financial Partners, LLP, a private equity financial services investment fund. Mr. Shepley is a Director of Sunwest Bank, First State Bank of Eldorado, Itasca Business Credit, Inc., America's Mortgage Services Company, Inc., IDL Mortgage Company and American Mortgage Funding Corporation.


Executive Officers

     As of March 31, 2001, the executive officers of the Company are as follows (Includes Name, Age, Position, and Principal Occupation and Affiliation During Last Five Years):

Eric D. Hovde, Age 36

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

Frank E. Smith, Age 50

     Executive Vice President, Chief Financial Officer and Secretary, West Coast, West Coast Realty; Executive Vice President, Chief Financial Officer, Secretary and Treasurer, Sunwest; Vice President, Secretary and Chief Financial Officer, Sunwest Leasing and North Orange; Senior Vice President, Treasurer and Secretary, Centennial Loan; Treasurer and Secretary, Chancellor; Treasurer, WCV, Inc.

     Frank E. Smith has served as Senior Vice President, Chief Financial Officer and Secretary of West Coast since September 1987, as Senior Vice President and Chief Financial Officer of Sunwest since February 1993 and as Executive Vice President and Chief Financial Officer of Sunwest since August 2000.

James G. LeSieur, Age 59

     Director and Chief Executive Officer, Sunwest and Sunwest Leasing. Mr. LeSieur joined Sunwest Bank in 1975 as Vice President and Cashier, was promoted to Senior Vice President and Controller, and later promoted to Executive Vice President and Chief Financial Officer. In 1991 Mr. LeSieur assumed the position of President until September 2000. Mr. LeSieur is a director of Sunwest Bank.

J. Chris Walsh, Age 42

     J. Chris Walsh serves as President of Sunwest. Mr. Walsh joined Sunwest in August 2000. Mr. Walsh was a Senior Vice President with California Bank and Trust from 1998 until 2000 and was Vice President of Private Banking with U. S. Trust from 1993 through 1998.


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

     Based solely on the review of the copies of such forms furnished to the Company, or a written representation that no Form 5 was required, the Company believes that, during the fiscal year ended December 31, 2000, it complied with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders with the exception of John H. Norberg who failed to file a Form 5.

ITEM 10. EXECUTIVE COMPENSATION


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 2000, 1999 and 1998:



                                                      SUMMARY COMPENSATION TABLE

                                                         Annual Compensation
                                             --------------------------------------
Name and                                                                               All Other
Principal Position                    Year   Salary ($)     Bonus ($)     Other ($)    ($)(a)
------------------------------------------------------------------------------------------------
ERIC D. HOVDE (b)                     2000        --             --          9,000          --
President and CEO, Company            1999        --             --          8,000          --
                                      1998        --             --          9,000          --

JAMES G. LeSIEUR, III (c)             2000   170,000         27,000          7,000       5,000
President and CEO, Sunwest Bank       1999   170,000         27,000          7,000       5,000
                                      1998   170,000         35,000         10,000       5,000

FRANK E. SMITH                        2000   137,000         20,000             --       5,000
Executive Vice President, CFO and     1999   125,000         20,000             --       5,000
Secretary, Company and Sunwest Bank   1998   125,000         26,000             --       5,000


(a) Includes amounts contributed by the Company and its subsidiaries to the Sunwest Bank 401(k) Profit Sharing Plan and allocated to the Named Executive's vested or unvested account under such plan.

(b) Mr. Hovde receives no salary for his services as President and CEO of the Company. Mr. Hovde's other annual compensation includes director's fees of $650, $1,000 and $2,000 paid by the Company in 2000, 1999 and 1998, and director's fees of $8,700, $7,000 and $7,000 paid by Sunwest Bank in 2000, 1999, and 1998, respectively.

(c) Mr. LeSieur's other annual compensation represents director's fees of $2,000 paid by Sunwest Bank in 1998, reimbursement of an auto allowance of $7,000 in 2000, $7,000 in 1999, and $8,000 in 1998.

STOCK OPTION GRANTS

     No stock options were granted to the Named Executives during 2000.

AGGREGATED OPTION EXERCISES AND HOLDINGS

     The  following  table  provides  information  with  respect  to  the  Named
Executives concerning the exercise of options during the fiscal year ended December 31, 2000 and unexercised options held by the Named Executives as of December 31, 2000:


                                      AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                                                AND FY-END OPTION VALUES (a)


                              Shares        Value          Number of Unexercised          Value of Unexercised In-the-
                           Acquired on     Realized       Options at 12/31/00 (#)       Money Options at 12/31/00 ($)(b)
                                                          -----------------------       --------------------------------
   Name                    Exercise (#)      ($)       Exercisable    Unexercisable      Exercisable     Unexercisable
   ---------------------- --------------- ----------- -------------- ----------------- ----------------- ---------------

   Eric D. Hovde              -              -               -           -                     -            N/A
   James G. LeSieur           -              -          15,000           -                 2,550            N/A
   Frank E. Smith             -              -          30,000           -                10,388            N/A


(a) The Company has no plans pursuant to which stock appreciation rights may be granted. The current plan expired in September 1998.

(b) Value of unexercised "in-the-money" options is the difference between the ending reported sales price of the common stock on December 31, 2000 of $1.295 per share and the exercise price of the option, multiplied by the number of shares subject to the option.

COMPENSATION OF DIRECTORS

     Nonemployee Directors receive a fee of $50 for each meeting attended.


EMPLOYMENT CONTRACTS

     Mr. LeSieur entered into a one-year employment agreement in effect until February 1, 2002 with Sunwest Bank. The agreement may be renewed annually each year for a one year term. Compensation under the agreement includes: a base salary of $170,000, participation in the Sunwest Bank employee incentive program and a special bonus. The special bonus is contingent on a Sunwest Bank merger, or 80% or more of its shares being sold, or substantially all of its assets being sold or transferred. The special bonus is based on a percentage payout of the difference between the purchase price and $9.5 million plus any additional capital contributions into Sunwest Bank. The percentage payout ranges from 2% to 5% and increases as the purchase price increases. The maximum special bonus payable is $300,000. The agreement provides for a severance payment of twelve months salary in the event that Mr. LeSieur is terminated without cause.

     Mr. Smith entered into a one-year employment agreement in effect until February 1, 2002 with Sunwest Bank. His agreement is similar to that of Mr. LeSieur's except the base salary is $145,000, the special bonus percentage payout ranges from 1% to 2.5% and the maximum special bonus payable is $150,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth, as of December 31, 2000, the common stock ownership of each director and executive officer of the Company individually, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock.


                                                                     Shares That       Total
                                                                       May Be        Beneficial      Percent of
Name of  Beneficial Owner                  Address                   Acquired(a)     Ownership(b)      Class(c)
------------------------------------------------------------------------------------------------ ---------------

DIRECTORS AND EXECUTIVE OFFICERS

Eric D. Hovde                        1826 Jefferson Place, NW            --         2,390,431(d)       24.1%
                                     Washington, DC 20036

Michael A. Cohen                     535 East First Street               --                  --           *
                                     Tustin, CA 92780

Robert W. Hodgson                    Same as above                       --                  --           *

James G. LeSieur, III                Same as above                   15,000              72,000           *

John H. Norberg                      Same as above                       --             316,750(e)      3.2%

Richard L. Shepley                   Same as above                       --               4,100           *

Frank E. Smith                       Same as above                   30,000              74,600           *

All Directors and Executive Officers (7 individuals)                 45,000           2,857,881        28.6%


OTHER GREATER THAN 5% SHAREHOLDERS


Gerauld L. Hopkins                   318 Brahms Circle                  --            597,000          6.0%
                                     Wheaton, IL 60186

Western Acquisition                  1110 Lake Cook Road, Suite 165     --            807,500           8.1%
Partners, L.P.                       Buffalo Grove, IL 60089

Western Acquisitions, L.L.C          Same as above                      --          1,436,841(f)       14.5%


    * Less than 1%

(a) Shares that may be acquired within 60 days of March 31, 2001 pursuant to the exercise of stock options.

(b) Except as otherwise noted below, each person has sole voting and investment power with respect to the shares listed.

(c) The percentage ownership interest of each individual or group is based upon the total number of shares of the Company's common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 31, 2001 through the exercise of stock options.

(d) Includes 1,466,841 shares beneficially owned by Western Acquisitions, L.L.C. and 807,500 shares owned by Western Acquisition Partners, L.P. for which Mr. Hovde disclaims beneficial ownership.

(e) Includes 150,000 shares of the Buttonwood Tree Value Fund and 120,000 shares in the Richard Greenfield Trust for which Mr. Norberg disclaims beneficial ownership.

(f) Includes 807,500 shares owned by Western Acquisition Partners, L.P. Western Acquisitions L.L.C. serves as the general partner of Western Acquisition Partners, L.P.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Some of the directors and officers of the Company and its subsidiaries and the entities with which they are associated are customers of, and have had banking transactions with, the Company's banking subsidiary Sunwest Bank, in the ordinary course of Sunwest Bank's business during 2000 and may have banking transactions with such persons in the future. All fees incurred and banking transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates, as those prevailing for comparable transactions with other persons and, in the opinion of the Boards of Directors of the Company and Sunwest Bank, did not present any other unfavorable features.

     At December 31, 2000, no loans to directors were outstanding. During the year ended December 31, 2000, no loans were granted to directors.

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

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2001.


                                 WEST COAST BANCORP
                                 (Registrant)
                                 By

                                 /s/ Eric D. Hovde
                                 -----------------
                                 Eric D. Hovde
                                 Chairman of the Board, President and
                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




/s/ Eric D. Hovde            Chairman of the Board,              April 26, 2001
-----------------            President and
Eric D. Hovde                Chief Executive Officer
                             (Principal Executive Officer)


/s/ Frank E. Smith           Chief Financial Officer             April 26, 2001
------------------           (Principal Financial
Frank E. Smith               and Accounting Officer)


/s/ Michael A. Cohen          Director                           April 26, 2001
--------------------
Michael A. Cohen


/s/ Robert W. Hodgson         Director                           April 26, 2001
---------------------
Robert W. Hodgson


/s/ James G. LeSieur, III     Director                           April 26, 2001
-------------------------
James G. LeSieur, III


/s/ John H. Norberg           Director                           April 26, 2001
-------------------
John H. Norberg


/s/ Richard L. Shepley        Director                           April 26, 2001
----------------------
Richard L. Shepley

