Form 10QSB
period 2001-03-31
WEST COAST BANCORP /CA/
filed 2001-05-14
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___


              Number of shares outstanding of each of the issuer's
                 classes of common equity as of April 30, 2001:


                                    9,965,283


             Transitional Small Business Disclosure Format Yes___ No X



                   This document contains a total of 17 pages.

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                            March 31,   December 31,
                                                              2001         2000
(in thousands, except share data)                         (Unaudited)
                                                           ---------    -----------
ASSETS

Cash and due from banks                                     $   9,758    $  11,157
Mutual funds                                                   22,019       13,311
Investment securities available-for-sale
     at fair value                                             39,929       38,531

Loans                                                         136,176      132,757
Less allowance for credit losses                               (2,609)      (2,554)
                                                            ---------    ----------
     Net loans                                                133,567      130,203
                                                            ---------    ---------

Premises and equipment, net                                       928          983
Deferred taxes, net                                               214          500
Other assets                                                    1,643        1,624
                                                            ---------    ---------
                                                            $ 208,058    $ 196,309
                                                            =========    =========
LIABILITIES
Deposits:
     Demand, non interest-bearing                           $  67,471    $  69,165
     Savings, money market and interest-bearing demand         64,378       56,025
     Time certificates under $100,000                          13,717       13,327
     Time certificates of $100,000 or more                     30,754       27,133
                                                              -------    ---------
     Total deposits                                           176,320      165,650

Federal Home Loan Bank borrowings                               7,000        7,000
Other liabilities                                               1,583        1,606
                                                              -------    ---------
     Total liabilities                                        184,903      174,256

Commitments and contingencies

Minority interest in subsidiary                                10,020        9,549
                                                              -------   ---------
SHAREHOLDERS' EQUITY
Common stock, no par value; 30,000,000 shares authorized,
     9,965,283 and 9,935,283 shares issued and
     outstanding in 2001 and 2000, respectively                31,169       31,136
Accumulated deficit                                           (17,986)     (18,350)
Accumulated other comprehensive loss, net of tax                  (48)        (282)
                                                              --------   ---------
     Total shareholders' equity                                13,135       12,504
                                                              --------   ---------
                                                            $ 208,058    $ 196,309
                                                            ==========   =========



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                                             Three Months Ended
                                                                March 31,
(in thousands, except share data)                           2001       2000
                                                            -----     ------
INTEREST INCOME:
Loans, including fees                                        $3,208   $3,280
Federal funds sold                                                -        2
Mutual Funds                                                    245       53
Investment securities                                           752      748
                                                              -----   ------
     Total interest income                                    4,205    4,083

INTEREST EXPENSE:
Interest on deposits                                            998      960
Other interest expense                                          112      159
                                                              -----   ------
     Total interest expense                                   1,110    1,119
                                                              -----   ------
     Net interest income                                      3,095    2,964

Provision for credit losses                                      45        -
                                                              -----   ------
     Net interest income after provision for credit losses    3,050    2,964

Other operating income                                          230      230
Other operating expenses                                      2,192    1,906
Minority interest in net income of subsidiary                   291      336
                                                              -----   ------
     Income before income taxes                                 797      952

Income tax expense                                              433      543
                                                             ------   ------
     Net income                                              $  364   $  409
                                                             ======   ======

Basic and diluted earnings per share                         $  .04   $  .04
                                                             ======   ======





          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)



                                               For the Three Months Ended
                                                       March 31,
(in thousands)                                  2001             2000
                                               -------------------------
Net income                                     $ 364             $ 409
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
         investments arising during period       234              (105)
                                               -----             ------
Other comprehensive income (loss)                234              (105)
                                               -----             ------
Comprehensive income                           $ 598             $ 304
                                               =====             ======




                      WEST COAST BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                   Accumulated
                                  Common Stock                       Other      Share-
                                 ----------------    Accumulated  Comprehensive holders'
(in thousands)                   Shares    Amount     Deficit        Loss       Equity
                                 -------------------------------------------------------

Balance at December 31, 2000      9,935   $ 31,136   $(18,350)    $   (282)     $ 12,504
Net income                            -          -        364            -           364
Stock options exercised              30         33          -            -            33
Change in unrealized gain
  on available-for-sale
  investments, net of tax             -          -          -          234           234
                                 -------------------------------------------------------
Balance at March 31, 2001         9,965   $ 31,169   $(17,986)    $    (48)     $ 13,135
                                 =======================================================




          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                Three Months Ended
                                                                                    March 31,
(in thousands)                                                                 2001            2000
                                                                            --------------------------
Cash flows from operating activities:
   Net income                                                                    $    364    $    409
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                     96         131
     Amortization and accretion from investment securities                              4          16
     Minority interest in net income of subsidiary                                    291         337
     Write-down of real estate owned                                                    -           7
     Provision for credit losses                                                       45           -
     Deferred tax benefit                                                               -        (220)
   (Increase) decrease in other assets                                                (19)        598
   Decrease in other liabilities                                                      (23)       (115)
                                                                                  -------     --------
   Net cash provided by operating activities                                          758       1,163

Cash flows from investing activities:
   Purchase of interest-bearing deposits                                                -         (99)
   Proceeds from maturities and paydowns of investment
     securities available-for-sale                                                  1,706         657
   Purchase of investment securities available-for-sale                            (2,408)       (421)
   Net increase in loans                                                           (3,409)     (4,805)
   Purchase of premises and equipment                                                 (41)        (37)
                                                                                  -------     --------
   Net cash used in investing activities                                           (4,152)     (4,705)

Cash flows from financing activities:
   Net increase in deposits                                                        10,670       5,307
   Cash payments on other borrowed funds                                                -         (13)
   Repayment of capital lease obligation                                                -         (36)
   Advances from Federal Home Loan Bank                                             6,000       6,104
   Repayment of advances from Federal Home Loan Bank                               (6,000)     (5,104)
   Stock options exercised                                                             33           -
                                                                                  -------    --------
   Net cash provided by financing activities                                       10,703       6,258
                                                                                  -------    --------
Increase in cash and cash equivalents                                               7,309       2,716

Cash and cash equivalents at beginning of year                                     24,468      11,824
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 31,777    $ 14,540
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                                    $  1,166    $  1,015
     Income taxes                                                                     265          55





          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The unaudited financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three month period ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated. These financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

     In March 2001, West Coast announced that it is considering a merger with its subsidiary, Sunwest Bank. As currently proposed, West Coast Bancorp would be merged into Sunwest Bank. West Coast's shareholders would receive shares of Sunwest in exchange for their West Coast shares. It is anticipated that a merger would reduce expenses and simplify the ownership structure of the combined companies. Any merger would be subject to the approval of the board of directors and shareholders of West Coast and Sunwest as well as various regulatory agencies.



(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125. This Statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 2001 and 2000.


(dollars and shares in thousands)           Three months ended March 31, 2001
                                            Net                   Per Share
                                            Income    Shares      Amount
                                            ---------------------------------
Basic EPS:
Income available to common shareholders    $ 364      9,958       $0.04
Effect of Dilutive Securities:
         Stock options                         -          3           -
                                           ----------------------------------
Diluted EPS:
Income available to common shareholders
         plus assumed conversions          $ 364      9,961       $0.04
                                           ==================================



                                            Three months ended March 31, 2000
                                            Net                  Per Share
                                            Income    Shares     Amount
                                            ---------------------------------
Basic EPS:
Income available to common shareholders     $ 409     9,329      $0.04
Effect of Dilutive Securities:
         Stock options                          -         8          -
                                             --------------------------------
Diluted EPS:
Income available to common shareholders
         plus assumed conversions           $ 409     9,337      $0.04
                                            =================================

 (4)     LOANS

         A summary of loans follows:


                                                   March 31,       December 31,
(in thousands)                                       2001             2000
                                                  ------------------------------
Commercial loans not secured by real estate       $  38,609       $  38,081
Real estate mortgage loans                           89,421          88,244
Real estate construction                              5,492           4,454
Personal loans not secured by real estate             2,894           2,281
Unearned income, discounts and fees                    (240)           (303)
                                                  ------------------------------
                                                  $ 136,176       $ 132,757
                                                  ==============================

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:


                                                   Three Months Ended
                                                        March 31,
(in thousands)                                     2001          2000
                                                   ------------------
Depositor charges                                  $189         $196
Service charges, commissions & fees                  32           29
Other income                                          9            5
                                                   ----         ----
                                                   $230         $230
                                                   ====         ====


(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:



                                                    Three Months Ended
                                                         March 31,
(in thousands)                                       2001         2000
                                                   -------------------
Salaries and employee benefits                       $1,082      $  935
Customer service                                        235         189
Occupancy                                               208         206
Data processing                                         136         144
Professional services                                   128          78
Depreciation and amortization                            96         131
Advertising and promotion                                59          35
Stationery and supplies                                  45          20
Telephone                                                24          23
Director fees                                            21          13
Postage                                                  16          18
Regulatory fees and assessments                          13          14
Net cost of operation of real estate owned                -           9
Miscellaneous                                           129          91
                                                     ------      ------
                                                     $2,192      $1,906
                                                     ======      ======

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                  (Unaudited)


     The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the three month periods ended March 31, 2001 and 2000. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

     Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality, and government regulation. Factors that might cause West Coast to not merge into Sunwest include failure to obtain regulatory or shareholders approval or a decision by the Board of Directors of West Coast or Sunwest to abandon the merger. For additional information concerning these factors, see "Item 1. Business - Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

GENERAL

     The Company recorded net income of $364,000, or $.04 per share, during the three months ended March 31, 2001, as compared with net income of $409,000 or $.04 per share, during the same period in 2000. The decrease in earnings was primarily due to increased operating expenses and recording a provision for credit losses during the three months ended March 31, 2001, as compared to no provision in the same period last year.

The Company had total assets, loans and deposits as follows:



               March 31,  December 31,   March 31,   December 31,
                 2001        2000         2000        1999
(in thousands)
-----------------------------------------------------------------
Total assets   $208,058   $196,309       $193,526     $186,823
Loans           136,176    132,757        137,825      133,008
Deposits        176,320    165,650        163,954      158,646


     The $12 million increase in total assets from December 31, 2000 to March 31, 2001, occurred primarily due to a $9 million increase in mutual funds at Sunwest and a $3 million increase in loans. The increase in assets during this period was funded by an increase in deposits of $11 million and earnings of $1 million. Noninterest-bearing deposits decreased $1 million since December 31, 2000. Savings, money market and interest-bearing demand deposits increased $8 million, and time deposits increased $4 million from December 31, 2000 to March 31, 2001.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (Unaudited)


RESULTS OF OPERATIONS

Net Interest Income

     The increase in net interest income during the first quarter of 2001 resulted primarily from a higher volume of average interest earning assets. The improved mix of interest earning assets and deposits favorably impacted net interest income. Average interest earning assets increased $16 million, or 9% in 2001 compared to the first three months of 2000.

     The net interest margin (yield on interest earning assets less the rate paid on interest bearing liabilities) decreased 54 basis points, and the net yield on interest earning assets (net interest income divided by average earning assets) decreased 28 basis points in the first three months of 2001 compared to the same period last year. This was a result of a decrease in the general level of interest rates during the past year and a shift in the mix of earning assets. Loan yields were significantly impacted by a decrease in the "prime rate" of 100 basis points from the prior year.

     The yield on interest earning assets decreased during the first three months of 2001 compared to the same period last year primarily due to a 35 basis point decrease in loan yields. This was caused by the decrease in the prime rate noted above and increased competition on loan yields in the Company's market area. As a percentage of average earning assets, loans declined from 76% to 70% and mutual funds increased from 2% to 9%. The yield on investment securities and mutual funds declined 3 basis points and 12 basis points, respectively. The unrealized loss on available-for-sale investments has decreased as a result of a declining rate environment.

     Interest expense decreased during the first quarter of 2001 primarily as a result of a lower volume of average interest bearing liabilities. Average interest bearing liabilities decreased by $2 million compared to the same period in 2000. Average time deposits declined $9 million, savings deposits declined $2 million, Federal Home Loan Bank borrowings declined $1 million and other debt declined $1 million. This was partially offset by an increase of $11 million in average interest bearing demand deposits. The rates paid on interest bearing liabilities increased 3 basis points from year ago levels. This was due primarily to increases in rates paid on time deposits, interest bearing demand deposits and Federal Home Loan Bank borrowings. The Company's deposits are concentrated in low and noninterest bearing transaction accounts that are not as sensitive to interest rate changes as the Company's interest earning assets are. However, asset growth over the past year has relied to a greater extent on interest bearing demand deposits and borrowed funds, thereby increasing the rate paid on interest bearing liabilities.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (Unaudited)


     The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three month periods ended March 31, 2001 and 2000 (dollars in millions):


                                                 2001                          2000
                                        Average        Yields/         Average        Yields/
                                        Balance        Rates           Balance        Rates
                                        ----------------------------------------------------
ASSETS

Loans, net of unearned income,
     discounts and fees                $   136.0         9.43%         $   134.2       9.78%
Investment securities                       39.6         7.60               39.2       7.63
Federal funds sold                             -            -                 .2       4.17
Mutual funds                                17.4         5.64                3.7       5.76
                                        ---------------------------------------------------
Total interest earning assets              193.0         8.71              177.3       9.22

Allowance for loan losses                   (2.6)                           (2.5)
Cash and due from banks                     11.9                             9.2
Other assets                                 3.0                             4.8
                                        ---------------------------------------------------
                                        $  205.3                       $   188.8
                                        ===================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Time deposits                          $    43.2         5.75%          $   52.3      5.31%
Interest-bearing demand deposits            56.3         2.59               45.4      2.20
Savings deposits                             3.9         1.23                5.3      1.29
FHLB borrowings                              7.0         6.40                8.4      6.10
Other debt                                    -             -                 .7     16.41
                                       ----------------------------------------------------
Total interest-bearing liabilities         110.4         4.02              112.1      3.99

Demand deposits                             70.6                            56.7
Other liabilities                            1.7                             1.6
Minority interest                            9.7                             8.1
Shareholders' equity                        12.9                            10.3
                                         --------------------------------------------------
                                         $ 205.3                       $   188.8
                                         ==================================================

Net interest margin                                      4.69%                       5.23%
Net yield on interest earning assets                     6.41                        6.69

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (Unaudited)


     The increases (decreases) in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 2001 versus 2000 periods are summarized as follows (in thousands):

                            Three Months Ended March 31,
                      ----------------------------------------
                         Asset/           Interest
                        Liability         Rate
                         Changes          Changes       Total
                        ---------------------------------------
Changes in:
     Interest income   $ 246              $(124)         $ 122
     Interest expense   (103)                94             (9)
                      ----------------------------------------
Net interest income    $ 349              $(218)         $ 131
                       ========================================


     The Company did not have loans on nonaccrual status at March 31, 2001. Loans on which the accrual of interest had been discontinued at March 31, 2000 amounted to $505,000. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $14,000 in the first quarter of 2000. This would have raised the net yield on interest earning assets and the net interest margin by approximately 3 basis points during the first quarter of 2000.

NONPERFORMING ASSETS AND PROVISION FOR CREDIT LOSSES

     The following table summarizes the activity in the allowance for credit losses during the periods indicated (in thousands):


                                     Three Months Ended
                                         March 31,
                                       2001    2000
                                    --------------------
Allowance for credit losses
     balance at beginning of period   $2,554   $2,457

Charge-offs                                -        -
Recoveries                                10       11
                                      ---------------
Net recoveries (charge-offs)              10       11
Provision for loan losses                 45        -
                                      ---------------
Allowance for credit losses
     balance at end of period         $2,609   $2,468
                                      ===============

     All the above recoveries were at Sunwest. The recoveries during the three month period ended March 31, 2001 and the same period last year were primarily the result of improved asset quality.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (Unaudited)


     Management believes that the allowance for loan losses at March 31, 2001 of $2,609,000 or 1.92% of loans was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.

     A summary of nonperforming assets follows (dollars in thousands):



                           March 31,    December 31,      March 31,      December 31,
                            2001            2000            2000            1999
                         ------------------------------------------------------------
Nonaccrual loans          $ -            $ -              $  505          $  505
Loans 90 days past due
     and still accruing     -              -                  13               -
                          -----------------------------------------------------------
Nonperforming loans         -              -                 518             505
Real estate owned           -              -                 495             502
                          -----------------------------------------------------------
Nonperforming assets      $ -            $ -               1,013          $1,007
                          ===========================================================
Nonperforming loans/
    Total loans           .00%           .00%                .38%           .38%
Nonperforming assets/
    Total assets          .00%           .00%                .52%           .54%
                          ===========================================================


     Nonperforming assets declined approximately $1 million from March 31, 2000 and December 31, 1999. The decrease is due primarily to one nonaccrual loan that was repaid in September 2000.

     The Company's real estate owned had zero book value as of March 31, 2001 and December 31, 2000, as it was fully reserved as of those dates.

     Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 million at March 31, 2001. No restructured loans were on nonaccrual status at March 31, 2001.


OTHER OPERATING INCOME

     Other operating income was $230,000 for the three months ended March 31, 2001 and 2000. See note (5) of the notes to consolidated financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (Unaudited)



OTHER OPERATING EXPENSES

     Other operating expenses increased $286,000 in the three months ended March 31, 2001 from the same period in 2000. Salaries and employee benefits increased $147,000, or 16%, as a result of an increase in staff. The staff of Sunwest has increased to 65 employees, or 18%, which resulted in an increase in salaries and employee benefits. Professional services expense increased $50,000 due primarily to expenses incurred in connection with the proposed merger between West Coast and Sunwest Bank. See note (6) of the notes to consolidated financial statements. Total other operating expenses expressed as a percentage of average assets and total revenues follows (dollars in thousands):


                                                  Three Months Ended
                                                      March 31,
                                                 2001            2000
                                              --------------------------
Other operating expenses                     $  2,192       $  1,906
Other operating expenses
  (annualized)/average assets                     4.3%           4.0%
Other operating expenses/net interest income
   and other operating income                    65.9%          59.7%
                                            ==========================

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


INCOME TAXES

     The Company recognized income tax expense of $433,000 and $543,000, during the three month periods ended March 31, 2001 and 2000, respectively. Income tax expense was higher in 2000 due to higher earnings and a higher tax rate. Sunwest recorded income tax expense at the rate of 39.25% in the first quarter of 2001 and 41.25% in the same period last year.


LIQUIDITY

The Company

     Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

     The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 22% at March 31, 2001 and 19% at December 31, 2000. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

                       WEST COAST BANCORP AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001
                                   (Unaudited)


THE PARENT COMPANY

     West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. At March 31, 2001, Sunwest had the ability to pay cash dividends of $1,197,000 to West Coast.

     During the first quarter of 2001 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2001.

     At March 31, 2001, West Coast had cash and short term investments totaling $157,000. No significant cash receipts are expected for the remainder of 2001.

     West Coast anticipates cash expenditures during 2001 to consist of other operating expenses. West Coast anticipates that other operating expenses will be approximately $66,000 during the remainder of 2001, exclusive of proposed merger costs. Funds to meet cash needs will come from current cash resources supplemented by sales of assets.


CAPITAL RESOURCES AND DIVIDENDS

     The Company had a 13.74 %, 15.00 % and 11.31% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 2001, respectively. Sunwest had a 13.68%, 14.93% and 11.25% Tier 1 risk-based capital, total risk-based capital and leverage ratio at March 31, 2001, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

     The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the three months ended March 31, 2001 and 2000 was approximately $233,000 and $175,000, respectively. Rents paid were offset by rental income of $98,000 and $48,000 in 2001 and 2000, respectively.

     Future minimum lease commitments under all non-cancelable leases at March 31, 2001 are approximately $10.5 million. The minimum lease payments include the new lease that the Company entered into during 2001 in order to move corporate headquarters to another location. The Company anticipates spending approximately $391,000 in tenant improvements.

     Total minimum sublease rental income to be received in the future under non-cancelable subleases is $1.2 million.

     The Company had no other material commitments for capital expenditures as of March 31, 2001.

                       WEST COAST BANCORP AND SUBSIDIARIES
                                 MARCH 31, 2001

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




WEST COAST BANCORP





/s/Eric D. Hovde                                           May 14, 2001
-----------------------------------------                  ---------------------
Eric D. Hovde                                              Date
Chief Executive Officer





/s/Frank E. Smith                                           May 14, 2001
-----------------------------------------                   --------------------
Frank E. Smith                                              Date
Chief Financial Officer