Form 10QSB
period 2001-06-30
WEST COAST BANCORP /CA/
filed 2001-08-02
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

California                                    95-3586860
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                        17542 East 17th Street, Suite 200
                            Tustin, California 92780
                    (Address of principal executive offices)

                                 (714) 730-4499
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


              Number of shares outstanding of each of the issuer's
                  classes of common equity as of June 30, 2001:

                                    9,965,283

           Transitional Small Business Disclosure Format. Yes ___ No X



                   This document contains a total of 20 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,    December 31,
                                                                2001        2000
(in thousands, except share data) ........................  (Unaudited)
                                                              ---------  -----------
ASSETS
Cash and due from banks ..................................   $  13,158    $  11,157
Mutual funds .............................................      25,552       13,311
Investment securities available-for-sale
     at fair value .......................................      42,859       38,531

Loans ....................................................     135,297      132,757
Less: allowance for loan losses ..........................      (2,678)      (2,554)
                                                             ---------     ---------
Net loans ................................................     132,619      130,203

Premises and equipment, net ..............................       1,066          983
Deferred taxes, net ......................................         153          500
Other assets .............................................       1,730        1,624
                                                             ---------    ---------
                                                             $ 217,137    $ 196,309
                                                             =========    =========
LIABILITIES
Deposits:
     Demand, non interest-bearing ........................   $  73,124    $  69,165
     Savings, money market & interest-bearing demand .....      71,457       56,025
     Time certificates under $100,000 ....................      13,812       13,327
     Time certificates of $100,000 or more ...............      32,669       27,133
                                                             ---------    ---------
     Total deposits ......................................     191,062      165,650

Federal Home Loan Bank borrowings ........................       1,000        7,000
Other liabilities ........................................       1,246        1,606
                                                             ---------    ---------
     Total liabilities ...................................     193,308      174,256

Commitments and contingencies

Minority interest in subsidiary ..........................      10,334        9,549

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,965,283 and 9,935,283 shares
     issued and outstanding in 2001 and 2000, respectively      31,169       31,136
Accumulated deficit ......................................     (17,746)     (18,350)
Accumulated other comprehensive income (loss), net of tax           72         (282)
                                                             ---------    ---------
     Total shareholders' equity ..........................      13,495       12,504
                                                             ---------    ---------
                                                             $ 217,137    $ 196,309
                                                             =========    =========

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)




                                     Three Months Ended   Six Months Ended
(in thousands,                             June 30,           June 30,
 except share data)                     2001     2000     2001     2000
                                     -------------------  ----------------
INTEREST INCOME:
Loans, including fees ..............   $3,025   $3,265   $6,233   $6,545
Federal funds sold .................        0        4        0        6
Mutual funds .......................      312      109      557      162
Investment securities ..............      728      756    1,481    1,504
                                       ------   ------   ------   ------
     Total interest income .........    4,065    4,134    8,271    8,217

INTEREST EXPENSE:
Interest on deposits ...............      976      989    1,974    1,949
Other interest expense .............       91      172      203      331
                                       ------   ------   ------  -------
     Total interest expense ........    1,067    1,161    2,177    2,280
                                       ------   ------   ------  -------
     Net interest income ...........    2,998    2,973    6,094    5,937

Provision for credit losses ........       55       --      100       --
                                       ------   ------   ------  -------
     Net interest income after
         provision for credit losses    2,943    2,973    5,994    5,937

Other operating income .............      233      223      463      453
Other operating expenses ...........    2,388    2,043    4,580    3,949
Minority interest in net income
     of subsidiary .................      221      302      512      638
                                       ------   ------   ------   ------
     Income before income taxes ....      567      851    1,365    1,803

Income tax expense .................      328      498      761    1,041
                                       ------   ------   ------   ------
     Net income ....................   $  239   $  353   $  604   $  762
                                       ======   ======   ======   ======

Basic and diluted earnings per share   $  .02   $  .04   $  .06   $  .08
                                       ======   ======   ======   ======



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                       Three Months Ended   Six Months Ended
                                             June 30,          June 30,
(in thousands)                             2001   2000      2001    2000
                                         ------------------------------------
Net income ............................   $ 239   $ 353    $ 604   $ 762

Other comprehensive income, net of tax:
     Unrealized gain (loss) on
     available-for-sale investments
     arising during period ............     120    (101)     354    (206)
                                          -----   ------   -----   -----

Other comprehensive income (loss) .....     120    (101)     354    (206)
                                          -----   ------   -----   -----

Comprehensive income ..................   $ 359   $ 252    $ 958   $ 556
                                          =====   =====    =====   =====





                       WEST COAST BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                    Accumulated
                                  Common Stock                         Other     Share-
                                 ---------------     Accumulated   Comprehensive holders'
(in thousands)                   Shares   Amount      Deficit          Income    Equity
                                 -------------------------------------------------------
Balance at December 31, 2000      9,935   $ 31,136   $(18,350)      $   (282)   $ 12,504
Net income .................         --         --        604             --         604
Stock option exercised .....         30         33         --             --          33
Change in net unrealized
  gain on available-for-sale
  investments ..............         --         --         --            354         354
                                 -------------------------------------------------------
Balance at June 30, 2001 ...      9,965   $ 31,169   $(17,746)       $    72    $ 13,495
                                 =======================================================




          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
(in thousands)                                                                   2001           2000
                                                                               --------------------------
Cash flows from operating activities:
   Net income ................................................................   $    604    $    762
   Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization of premises and equipment .................        192         262
     Amortization and accretion from investment securities ...................         31          27
     Minority interest in net income of subsidiary ...........................        512         638
   Provision for credit losses ...............................................        100          --
   Write-down of real estate owned ...........................................         --          29
   (Increase) decrease in other assets .......................................       (106)        532
   (Decrease) increase in other liabilities ..................................       (446)        305
                                                                                  -------    --------
   Net cash provided by operating activities .................................        887       2,555

Cash flows from investing activities:
   Proceeds from maturities and paydowns of investment securities
     available-for-sale ......................................................      3,054       1,202
   Purchase of investment securities available-for-sale ......................     (6,353)     (1,628)
   Net (increase) decrease in loans ..........................................     (2,516)        292
   Proceeds from sales of real estate owned ..................................         --         554
   Purchase of premises and equipment ........................................       (275)        (96)
                                                                                   ------    --------
   Net cash (used in) provided by investing activities .......................     (6,090)        324

Cash flows from financing activities:
   Net increase in deposits ..................................................     25,412       1,518
   Principal payments on other borrowed funds ................................         --         (24)
   Repayment of capital lease obligation .....................................         --         (77)
   Advances from Federal Home Loan Bank ......................................      8,000       7,104
   Repayment of advances from Federal Home Loan Bank .........................    (14,000)     (5,104)
   Stock options exercised ...................................................         33          --
                                                                                 --------    --------
   Net cash provided by financing activities .................................     19,445       3,417
                                                                                 --------    --------
Increase in cash and cash equivalents ........................................     14,242       6,296

Cash and cash equivalents at beginning of year ...............................     24,468      11,824
                                                                                 --------    --------
Cash and cash equivalents at end of year .....................................   $ 38,710    $ 18,120
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest ................................................................   $  2,267    $  2,221
     Income taxes ............................................................        915         250

          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


(1)       BASIS OF PRESENTATION

          The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three and six month period ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated. These financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

          On June 22, 2001, West Coast and Sunwest entered into an Agreement and Plan of Reorganization pursuant to which West Coast would merge with and into Sunwest and each shareholder of West Coast would receive
          0.03304 shares of Sunwest common stock for each share of West Coast common stock they owned at the time of the merger. Following the reorganization, Shareholders of West Coast would directly own substantially the same percentage of Sunwest that they currently own through West Coast. The merger is subject to receipt of necessary regulatory and shareholder approvals.


(2)       RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125. This Statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

          In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. The Company does not presently have any goodwill recorded; thus Management does not believe that the effects of the new standards will have a material impact on the Company's financial statements.

          On July 6, 2001, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses.
          Management believes that it has complied with the requirements and that the adoption will have no material impact to the financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and six month periods ended June 30, 2001 and 2000.


(dollars and shares in thousands)

                          Three Months Ended                  Three Months Ended
                             June 30, 2001                      June 30, 2000
                       ----------------------------------------------------------------
                         Net             Per Share           Net              Per Share
                        Income  Shares   Amount             Income  Shares    Amount
                       ----------------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $ 239    9,965    $ .02              $ 353   9,329     $ .04
Effect of dilutive
 securities:
  Stock options ....      --        4       --                 --       4        --
                       ----------------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $ 239    9,969    $ .02              $ 353   9,333     $ .04
                       ================================================================



                         Six Months Ended                    Six Months Ended
                        June 30, 2001                        June 30, 2000
                       -------------------------------------------------------------------
                        Net                Per Share      Net                 Per Share
                        Income   Shares    Amount         Income   Shares     Amount
                       -------------------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $ 604   9,961       $ .06          $ 762   9,329      $ .08
Effect of dilutive
 securities:
  Stock options ....      --       4          --             --       6         --
                        -----------------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $ 604   9,965       $ .06           $ 762  9,335      $ .08
                       ==================================================================


                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLODATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

(4) LOANS

         A summary of loans follows:

                                               June 30,    December 31,
         (in thousands)                         2001          2000
                                              ---------------------------
Commercial loans not secured by real estate   $  38,685    $  38,081
Real estate mortgage loans ................      90,760       88,244
Real estate construction ..................       3,147        4,454
Personal loans not secured by real estate .       2,954        2,281
Unearned income, discounts and fees .......        (249)        (303)
                                              --------------------------
                                              $ 135,297    $ 132,757
                                              ==========================

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                    Three Months Ended     Six Months Ended
                                        June 30,              June 30,
(in thousands) ....................   2001   2000           2001   2000
                                      -------------------------------------
Depositor charges .................   $188   $185           $377   $381
Service charges, commissions & fees     36     31             68     60
Other income ......................      9      7             18     12
                                      --------------------------------------
                                      $233   $223           $463   $453
                                      ======================================

(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
(in thousands) ................      2001      2000       2001      2000
                                  ---------------------------------------
Salaries and employee benefits.   $ 1,081   $ 1,017    $ 2,163   $ 1,952
Professional services .........       248        94        376       172
Customer service ..............       239       224        473       413
Occupancy .....................       236       281        444       487
Data processing ...............       141       139        277       283
Depreciation and amortization .        96       130        192       261
Advertising and promotion .....        71        47        130        82
Stationery and supplies .......        40        29         84        49
Directors fees ................        36        14         57        27
Employee development ..........        30        28         57        39
Telephone .....................        27        21         51        44
Postage .......................        19        19         35        37
Dues and subscription .........        17        15         33        28
Courier and delivery ..........        15        20         30        34
Bank charges ..................        14        16         29        29
Regulatory fees and assessments        13        13         26        27
Net cost of operation of REO ..         0      (112)         0      (103)
Miscellaneous .................        65        48        123        88
                                  --------------------------------------
                                  $ 2,388   $ 2,043    $ 4,580   $ 3,949
                                  ======================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six month periods ended June 30, 2001 and 2000. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Act of 1995 which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. Factors that might cause West Coast not to merge into Sunwest include failure to obtain regulatory or shareholders approval, or a decision by the Board of Directors of West Coast or Sunwest to abandon the merger. For additional information concerning these factors, see "Item 1. Business - Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

GENERAL

The Company recorded net income of $239,000 and $604,000 or $.02 and $.06 per share, respectively, during the three and six month periods ended June 30, 2001, as compared with income of $353,000 and $762,000, or $.04 and $.08 per share, during the same respective periods in 2000. The decrease in earnings was primarily due to increased operating expenses and recording a provision for credit losses during the three and six months ended June 30, 2001, as compared to no provision in the same period last year.

The Company had total assets, loans and deposits as follows:


                  June 30,  December 31,  June 30,  December 31,
                     2001        2000       2000       1999
(in thousands)   ----------------------------------------------
Total assets .   $217,137     $196,309   $191,581    $186,823
Loans ........    135,297      132,757    132,731     133,008
Deposits .....    191,062      165,650    160,164     158,646


The $21 million increase in total assets from December 31, 2000 to June 30, 2001, occurred primarily due to increases of $12 million in mutual funds, $4 million in investment securities and a $3 million increase in loans at Sunwest. The increase in assets during this period was funded by increases of $25 million in deposits and $2 million in earnings and comprehensive income, partly offset by a decrease in Federal Home Loan Bank borrowings of $6 million. From December 31, 2000 to June 30, 2001, noninterest-bearing deposits increased $4 million, savings, money market and interest-bearing demand deposits increased $15 million, and time deposits increased $6 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The increase in net interest income in 2001 resulted primarily from higher volumes of interest earning assets. The change in the mix of interest earning assets and deposits affected net interest income. Average interest earning assets increased $22 million, or 12%, in the first three months of 2001 compared to 2000 and increased $19 million, or 11%, in the six months ended June 30, 2001 compared to the same period in 2000.

The net interest margin (yield on interest earning assets less the rate paid on interest-bearing liabilities) declined 61 basis points and 57 basis points in the three and six months ended June 30, 2001 compared to the same respective periods in 2000. The net yield on interest earning assets (net interest income divided by average earning assets) decreased 65 basis points in the second quarter of 2001 and 47 basis points in the first six months of 2001 as compared to the same periods in 2000. This was a result of a decrease in the general level of interest rates during the past year and a shift in the mix of earning assets and deposits. Decreases in interest rates on earning assets were higher than the decreases in interest rates on interest-bearing liabilities. Loan yields were significantly impacted by a decrease in the "prime rate" of 275 basis points from the prior year.

The yield on interest earning assets decreased primarily due to a decrease in loan yields of 67 basis points and 51 basis points in the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. This was caused by the decrease in the prime rate noted above. As a percentage of average earning assets, loans declined from 73% to 67% and mutual funds increased from 4% to 13% at June 30, 2001. The yield on investment securities and mutual funds declined 57 basis points and 170 basis points, respectively, for the three months ended June 30, 2001, and 42 basis points and 66 basis points, respectively, for the six months ended June 30, 2001.

Interest expense decreased during the three and six months ended June 30, 2001 as a result of lower deposit and borrowing rates. Average interest-bearing liabilities increased by $5 million and $2 million in the three and six months ended June 30, 2001, respectively. Average time deposits declined $6 million and $8 million in the three and six months ended June 30, 2001, respectively, as a result of a decrease in average money desk deposits of $7 million in the three and six months ended June 30, 2001, as compared to the same periods in 2000. Average Federal Home Loan Bank borrowings declined $3 million and $2 million in the three and six months ended June 30, 2001, respectively. Average other debt declined $1 million in the three and six months ended June 30, 2001, compared to the same period in 2000. This was partially offset by an increase of $15 million and $13 million in average interest-bearing demand deposits in the three and six months ended June 30, 2001, respectively. The rates paid on interest-bearing liabilities decreased 49 basis points and 24 basis points for the three and six months ended June 30, 2001, respectively, from year ago levels. This was due primarily to lower market rates and a shift in the mix of deposits. Included in the average interest-bearing demand deposits are average money market accounts which increased $14 million and $11 million in the three and six months ended June 30, 2001, compared to the same periods in 2000. The shift to the money market accounts in 2001 caused the rates on average interest-bearing demand to increase by 17 basis points and 28 basis points for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decline in average money desk deposits contributed to the decline in rates on time deposits of 38 basis points for the three months ended June 30, 2001, as compared to June 30, 2000. The Company's deposits are concentrated in low and noninterest-bearing transaction accounts at June 30, 2001.

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three and six month periods ended June 30, 2001 and 2000.


                                                Three months ended June 30,
                                               2001                   2000
                                      Average         Yields/   Average         Yields/
(dollars in millions)                 Balance         Rates     Balance         Rates
                                      ------------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees ...........   $   134.6         8.99%   $  135.2        9.66%
Investment securities .............        40.6         7.17        39.1        7.74
Mutual funds ......................        28.1         4.44         7.1        6.14
Federal funds sold ................         0.0         0.00         0.3        6.13
                                     -------------------------------------------------
Total interest earning assets .....       203.3         8.00       181.7        9.10

Allowance for loan losses .........        (2.6)                    (2.5)
Cash and due from banks ...........        11.4                     10.6
Other assets ......................         2.7                      4.0
                                     -------------------------------------------------
                                      $   214.8                 $  193.8
                                     =================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits .....................   $    44.9         5.14%   $   51.0        5.52%
Interest-bearing demand deposits ..        62.6         2.47        47.2        2.30
Savings deposits ..................         4.0         1.10         4.6        1.27
FHLB borrowings ...................         6.4         5.66         9.6        6.12
Other debt ........................         0.0         0.00         0.6       15.79
                                     -------------------------------------------------
Total interest-bearing liabilities        117.9         3.62       113.0        4.11

Demand deposits ...................        71.8                     60.2
Other liabilities .................         1.6                      1.7
Minority interest .................        10.1                      8.4
Shareholders' equity ..............        13.4                     10.5
                                     -------------------------------------------------
                                       $  214.8                 $  193.8
                                     ==================================================
Net interest margin                                    4.38%                    4.99%
Net yield on interest earning assets                   5.90                     6.55


                                                     Six months ended June 30,
                                               2001                            2000
                                      Average          Yields/         Average        Yields/
(dollars in millions)                 Balance          Rates           Balance        Rates
                                      ------------------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees ............  $    135.3         9.21%        $  134.7        9.72%
Investment securities ..............        40.1         7.38             38.6        7.80
Mutual funds .......................        22.8         4.89              5.8        5.55
Federal funds sold .................         0.0         0.00              0.2        5.34
                                      -----------------------------------------------------
Total interest earning assets ......       198.2         8.35            179.3        9.17

Allowance for loan losses ..........        (2.6)                         (2.5)
Cash and due from banks ............        11.7                           9.9
Other assets .......................         2.8                           4.5
                                      -----------------------------------------------------
                                        $  210.1                     $   191.2
                                      =====================================================

LIABILITIES AND
SHAREHOLDERS' EQUITY

Time deposits ......................   $    44.0         5.44%       $   51.6         5.41%
Interest-bearing demand deposits ...        59.5         2.53            46.3         2.25
Savings deposits ...................         3.9         1.17             4.9         1.27
FHLB borrowings ....................         6.8         6.02             9.0         6.12
Other debt .........................         0.0         0.00             0.7        16.66
                                       ----------------------------------------------------
Total interest-bearing liabilities .       114.2         3.81           112.5         4.05

Demand deposits ....................        71.2                         58.4
Other liabilities ..................         1.6                          1.7
Minority interest ..................         9.9                          8.2
Shareholders' equity ...............        13.2                         10.4
                                       ----------------------------------------------------
                                        $  210.1                    $   191.2
                                       ====================================================
Net interest margin ................                     4.54%                        5.11%
Net yield on interest earning assets                     6.15                         6.62


The increases and decreases in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 2001 versus 2000 periods are summarized as follows (in thousands):


                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ---------------------------------------------------------
                                                 Asset/     Interest            Asset/     Interest
                                                 Liability  Rate                Liability  Rate
                                                 Changes    Changes  Total      Changes    Changes  Total
                                                ---------------------------------------------------------
Changes in:
     Interest income ........................   $ 253       $(322)   $ (69)     $ 504      $(450)   $  54
     Interest expense .......................     (44)        (48)     (92)      (147)        45     (102)
                                                ---------------------------------------------------------
Net interest income .........................   $ 297       $(274)   $  23      $ 651      $(495)   $ 156
                                                =========================================================


The Company has $245,000 of loans on nonaccrual status at June 30, 2001. Loans on which the accrual of interest had been discontinued at June 30, 2000 amounted to $467,000. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $7,000 in the second quarter and first six months of 2001. This would have raised the net yield on interest earning assets and the net interest margin by approximately 1 basis point during the second quarter of 2000. This interest income does not affect the net yield on interest earning assets and the net interest margin for the six months ended June 30, 2001.

NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated (in thousands):

                                      Three Months Ended       Six Months Ended
                                             June 30,              June 30,
                                         2001       2000       2001       2000
                                      -------------------------------------------
Allowance for loan losses
     balance at beginning of period   $ 2,609    $ 2,468    $ 2,554    $ 2,457

Charge-offs .......................       (19)       (17)       (19)       (17)
Recoveries ........................        33         21         43         32
                                      -------------------------------------------
Net recoveries ....................        14          4         24         15

Provision for loan losses .........        55         --        100         --
                                      -------------------------------------------
Allowance for loan losses
     balance at end of period .....   $ 2,678    $ 2,472    $ 2,678    $ 2,472
                                      ===========================================

All the above charge-offs and recoveries were at Sunwest. The net recoveries during the three and six months ended June 30, 2001, were primarily the result of improved asset quality.

Management believes that the allowance for loan losses at June 30, 2001 of $2,678,000, or 2% of loans, was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows (dollars in thousands):

                          June 30,     December 31,       June 30,     December 31,
                            2001           2000             2000           1999
                          --------------------------------------------------------
Nonaccrual loans ......   $  245       $ -                $  467        $  505
Loans 90 days past due
     and still accruing       --        --                    --            --
                          --------------------------------------------------------
Nonperforming loans ...      245        --                   467           505
Real estate owned .....       --        --                    13           502
                          --------------------------------------------------------
Nonperforming assets ..   $  245       $ -                $  480        $1,007
                         =========================================================
Nonperforming loans/
    Total loans .......      .18%       .00%                .35%          .38%
Nonperforming assets/
    Total assets ......      .11%       .00%                .25%          .54%
                          ========================================================


Nonperforming assets have increased from zero at December 31, 2000 to $245,000 at June 30, 2001. The increase is due primarily to two SBA loans that went on nonaccrual in the second quarter of 2001.

The Company's real estate owned had zero book value as of June 30, 2001 and December 31, 2000 as it was fully reserved as of those dates.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 million at June 30, 2001. No restructured loans were on nonaccrual status at June 30, 2001.

OTHER OPERATING INCOME

Other operating income increased by $10,000 for the three and six months ended June 30, 2001, as compared with the same periods in 2000. See note (5) of the notes to consolidated financial statements.

OTHER OPERATING EXPENSES

Other operating expenses increased $345,000 and $631,000 in the three and six months ended June 30, 2001, respectively, from the same periods in 2000. The increase was primarily attributed to the increase in salaries and employee benefits and professional service. Salaries and employee benefits increased $64,000 and $211,000, or 6% and 11%, for the three and six months of 2001, respectively, as compared to the same periods in 2000. Number of employees increased from 58 at June 30, 2000 to 68 at June 30, 2001. As a result of the impending reorganization between West Coast and Sunwest, professional services increased $154,000 and $204,000, or 164% and 119%, for the three and six months of 2001, respectively, as compared to the same periods in 2000. The Company anticipates spending more in professional fees of approximately $88,000 for the next two quarters in 2001. The increase was partially offset by occupancy and depreciation and amortization expense. Occupancy declined $45,000 and $43,000 for the three and six month periods in 2001 and depreciation and amortization decreased $34,000 and $69,000 for the three and six month periods in 2001. See note (6) of the notes to consolidated financial statements. Total other operating expenses expressed as a percentage of average assets and total revenues follows (dollars in thousands):

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2001        2000        2001       2000
                                      ----------------------------------------------
Other operating expenses ................ $2,388       $2,043      $4,580     $3,949
Other operating expenses
     (annualized)/average assets ........   4.4%         4.2%        4.7%       4.1%
Other operating expenses/net interest
     income and other operating income ..  73.9%        63.9%       69.8%      61.8%
                                      ==============================================

The Company anticipates higher other operating expenses in 2001 related to continued growth and the development of new products and services. The Company is currently assessing its facilities needs in light of its expected future growth and possible expansion into other areas of Orange County. Sunwest recently entered into a lease agreement for its new Tustin Corporate headquarters and branch location.

The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the three months ended June 30, 2001 and 2000 was approximately $235,000 and $174,000, respectively, and $468,000 and $349,000 for the six months ended June 30, 2001 and 2000. Rents paid were offset by rental income of $101,000 and $48,000 for the three months ended June 30, 2001 and 2000, respectively, and $199,000 and $96,000 for the six months ended June 30, 2001 and 2000.

Future minimum lease commitments under all non-cancelable leases at June 30, 2001 are approximately $10.2 million. The minimum lease payments include the new lease that the Company entered into during 2001 in order to move its corporate headquarters, Tustin branch and back office functions to another location. The Company's rental expense will be higher at the new location and anticipates spending approximately $207,000 in tenant improvements and $522,000 in furniture, fixtures and equipment.

Total minimum sublease rental income to be received in the future under non-cancelable subleases is $1.1 million.

INCOME TAXES

The Company recognized income tax expense of $328,000 and $498,000 during the three months ended June 30, 2001 and 2000, respectively. Income tax expense of $761,000 and $1,041,000 were recognized during the six months ended June 30, 2001 and 2000, respectively. Income tax expense is higher in 2000 due to higher earnings and a higher tax rate. Sunwest recorded income tax expense at the rate of 39.25% in 2001 and 41.25% in 2000.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 25% at June 30, 2001 and 19% at December 31, 2000. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. At June 30, 2001, Sunwest had the ability to pay cash dividends of $1,485,000 to West Coast.

During the first six months of 2001 West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2001.

At June 30, 2001, West Coast had cash and short term investments totaling $113,000. No significant cash receipts are expected for the remainder of 2001.

West Coast anticipates cash expenditures during 2001 to consist of other operating expenses. West Coast anticipates that other operating expenses will be approximately $52,000 during the remainder of 2001. Funds to meet cash needs will come from current cash resources supplemented by sales of assets.

CAPITAL RESOURCES AND DIVIDENDS

The Company had a 13.45%, 14.70% and 11.03% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 2001 respectively. Sunwest had a 13.41%, 14.66% and 11.00% Tier 1 risk-based capital, total risk-based capital and leverage ratio at June 30, 2001, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

The Company had no other material commitments for capital expenditures as of June 30, 2001.

PART II.  OTHER INFORMATION





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


Item 3.  Defaults Upon Senior Securities
---------------------------------------------
                  NONE


Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------
                  NONE


Item 5.  Other Information
-------------------------------
                  NONE


Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------------

         (a)      Exhibits

                  NONE



         (b)      Reports on Form 8-K

               On June 29, 2001, the Company filed a Form 8-K under Item 5, reporting the execution of the Agreement and Plan of Reorganization by and between West Coast Bancorp and Sunwest Bank dated June 22, 2001.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WEST COAST BANCORP





/s/Eric D. Hovde                            August 2, 2001
--------------------------                  ----------------------
Eric D. Hovde                               Date
Chief Executive Officer





/s/Frank E. Smith                           August 2, 2001
--------------------------                  ----------------------
Frank E. Smith                              Date
Chief Financial Officer