Form 10QSB
period 2001-09-30
WEST COAST BANCORP /CA/
filed 2001-11-13
CIK 352187

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

                          17542 E. 17th STREET, SUITE 200
                            Tustin, California 92780
                    (Address of principal executive offices)

                                 (714) 730-4499
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address, and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past 90 days. YES X NO__


              Number of shares outstanding of each of the issuer's
               classes of common equity as of September 30, 2001:

                                    9,965,283

             Transitional Small Business Disclosure Format. Yes __ No X



                      This document contains a total of 19 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       WEST COAST BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
                                                               2001          2000
(in thousands, except share data) ........................  (Unaudited)
                                                             ---------    ----------
ASSETS
Cash and due from banks ..................................   $  10,031    $  11,157
Mutual funds .............................................      34,682       13,311
Investment securities available-for-sale
     at fair value .......................................      42,862       38,531

Loans ....................................................     141,871      132,757
Less: allowance for loan losses ..........................      (2,510)      (2,554)
                                                            ----------    ---------
Net loans ................................................     139,361      130,203

Premises and equipment, net ..............................       1,459          983
Deferred taxes, net ......................................         153          500
Other assets .............................................       1,670        1,624
                                                             ---------    ---------
                                                             $ 230,218    $ 196,309
                                                             =========    =========
LIABILITIES
Deposits:
     Demand, non interest-bearing ........................   $  73,864    $  69,165
     Savings, money market & interest-bearing demand .....      84,862       56,025
     Time certificates under $100,000 ....................      14,327       13,327
     Time certificates of $100,000 or more ...............      30,168       27,133
                                                              --------    ---------
     Total deposits ......................................     203,221      165,650

Federal Home Loan Bank borrowings ........................       1,000        7,000
Other liabilities ........................................       1,553        1,606
                                                               -------    ---------
     Total liabilities ...................................     205,774      174,256

Commitments and contingencies

Minority interest in subsidiary ..........................      10,613        9,549

SHAREHOLDERS' EQUITY
Common stock, no par value - 30,000,000
     shares authorized, 9,965,283 and 9,935,283 shares
     issued and outstanding in 2001 and 2000, respectively      31,169       31,136
Accumulated deficit ......................................     (17,524)     (18,350)
Accumulated other comprehensive income (loss), net of tax          186         (282)
                                                               -------    ---------
     Total shareholders' equity ..........................      13,831       12,504
                                                             ---------    ---------
                                                             $ 230,218    $ 196,309
                                                             =========    =========





          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)




                                      Three Months Ended     Nine Months Ended
                                         September 30,       September 30,
(in thousands, except share data)     2001       2000        2001     2000
                                      ----------------------------------------
INTEREST INCOME:
Loans, including fees ..............   $ 2,936    $ 3,212   $ 9,169   $ 9,757
Investment securities ..............       765        755     2,246     2,259
Mutual funds .......................       347        150       904       312
Federal funds sold .................        --         --        --         6
                                        ------    -------    ------   -------
     Total interest income .........     4,048      4,117    12,319    12,334

INTEREST EXPENSE:
Interest on deposits ...............       949        925     2,923     2,873
Other interest expense .............        14        161       217       493
                                        ------     ------    ------   -------
     Total interest expense ........       963      1,086     3,140     3,366
                                        ------     ------    ------   -------
     Net interest income ...........     3,085      3,031     9,179     8,968

Provision for credit losses ........       (28)        20        72        20
                                        -------    ------    ------   -------
     Net interest income after
     provision for credit losses ...     3,113      3,011     9,107     8,948

Other operating income .............       252        222       715       676
Other operating expenses ...........     2,664      2,197     7,244     6,147
Minority interest in net income
  of subsidiary ....................       193        278       705       915
                                        ------      -----    ------   -------
     Income before income taxes ....       508        758     1,873     2,562

Income tax expense .................       286        446     1,047     1,488
                                       -------    -------   -------   -------

     Net income ....................   $   222    $   312   $   826   $ 1,074
                                       =======    =======   =======   =======

Basic and diluted earnings per share   $   .02    $   .03   $   .08   $   .12
                                       =======    =======   =======   =======



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                        Three Months Ended  Nine Months Ended
                                         September 30,        September 30,
(in thousands)                           2001       2000      2001  2000
                                        --------------------------------------
Net income ............................   $  222   $  312   $  826   $1,074

Other comprehensive income, net of tax:
  Unrealized gain on
  available-for-sale investments
  arising during period ...............      114      269      468       63
                                          ------   ------   ------   ------

Other comprehensive income ............      114      269      468       63
                                          ------   ------   ------   ------

Comprehensive income ..................   $  336   $  581   $1,294   $1,137
                                          ======   ======   ======   ======






                       WEST COAST BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                 Accumulated
                                    Common Stock                     Other         Share-
                                  ----------------  Accumulated Comprehensive      holders'
(in thousands)                     Shares   Amount   Deficit     Income (loss)     Equity
                                  ---------------------------------------------------------

Balance at December 31, 2000       9,935   $ 31,136   $(18,350)   $    (282)     $ 12,504
Net income ..................         --         --        826           --           826
Stock options exercised .....         30         33         --           --            33
Change in net unrealized
  gain on available-for-sale
  investments ...............         --         --         --          468           468
                                   ------------------------------------------------------
Balance at September 30, 2001      9,965   $ 31,169   $(17,524)    $    186      $ 13,831
                                   =======================================================



          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                       September 30,
(in thousands)                                                                      2001       2000
                                                                                --------------------------
Cash flows from operating activities:
   Net income ..................................................................   $    826    $  1,074
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization .............................................        297         383
     Amortization and accretion from investment securities .....................         63          34
     Minority interest in net income of subsidiary .............................        705         915
     Write-down of real estate owned ...........................................         --          20
     Gain on sale of real estate owned .........................................         --         (79)
     Deferred tax benefit ......................................................         --         832
     Loss on sale of securities ................................................          8          16
     Provision for credit losses ...............................................         72          20
   Increase in other assets ....................................................        (46)         (5)
   (Decrease) increase in other liabilities ....................................       (386)        328
                                                                                    -------    --------
   Net cash provided by operating activities ...................................      1,539       3,538

Cash flows from investing activities:
   Proceeds from maturities and paydowns of investment securities
     available-for-sale ........................................................      7,316       2,974
   Purchase of investment securities available-for-sale ........................    (10,315)     (1,628)
   Net (increase) decrease  in loans ...........................................     (9,126)      6,525
Proceeds from sales of real estate owned .......................................         --         554
   Proceeds from sales of premises and equipment ...............................          6          --
   Purchase of premises and equipment ..........................................       (779)       (313)
                                                                                    -------    --------
   Net cash (used in) provided by investing activities .........................    (12,898)      8,112

Cash flows from financing activities:
   Net increase (decrease) in deposits .........................................     37,571      (7,979)
   Principal payments on other borrowed funds ..................................         --         (37)
   Repayment of capital lease obligation .......................................         --        (123)
   Advances from Federal Home Loan Bank ........................................      8,000       7,104
   Repayments of advances from Federal Home Loan Bank ..........................    (14,000)     (8,104)
   Stock options exercised .....................................................         33          --
                                                                                   --------    --------
   Net cash provided by (used in) financing activities .........................     31,604      (9,139)
                                                                                   --------    --------
Increase in cash and cash equivalents ..........................................     20,245       2,511

Cash and cash equivalents at beginning of year .................................     24,468      11,824
                                                                                   --------    --------
Cash and cash equivalents at end of year .......................................   $ 44,713    $ 14,335
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..................................................................   $  3,232    $  3,479
     Income taxes ..............................................................      1,325         340


          (See accompanying notes to consolidated financial statements)

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period, or for the year as a whole. All significant intercompany balances have been eliminated. These financial statements should be read in conjunction with the
         Company's   Form  10-KSB  filed  with  the   Securities   and  Exchange
         Commission.

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

         On June 22, 2001, West Coast and Sunwest entered into an Agreement and Plan of Reorganization pursuant to which West Coast would merge with and into Sunwest and each shareholder of West Coast would receive
         0.03304 shares of Sunwest common stock for each share of West Coast common stock they owned at the time of the merger. Following the reorganization, shareholders of West Coast would directly own substantially the same percentage of Sunwest that they currently own through West Coast. The Company has obtained the necessary shareholder approval for the merger as of October 16, 2001 and the approval of the California Department of Financial Institutions, and the merger is subject to receipt of the necessary regulatory approval from the FDIC.


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

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement is effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. This Statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management does not believe that the effects of the new standards will have a material impact on the Company's financial statements.

                       WEST COAST BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)



(3)      EARNINGS PER SHARE

         The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and nine month periods ended September 30, 2001 and 2000.




(dollars and shares         Three Months Ended                Three Months Ended
 in thousands)              September 30, 2001                September 30, 2000
                        ----------------------------------------------------------
                        Net              Per Share       Net             Per Share
                        Income  Shares    Amount         Income  Shares   Amount
                        ----------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $ 222   9,965   $   .02           $ 312   9,329   $   .03
Effect of dilutive
 securities:
Stock options ......      --       5        --              --      15        --
                       -----------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $ 222   9,970   $   .02           $ 312   9,344   $   .03
                       ===========================================================



                         Nine Months Ended                Nine Months Ended
                        September 30, 2001               September 30, 2000
                       -----------------------------------------------------------
                       Net                Per Share     Net              Per Share
                       Income    Shares    Amount       Income  Shares    Amount
                       -----------------------------------------------------------
Basic EPS:
Income available to
 common shareholders   $  826    9,963   $   .08        $1,074    9,329    $ .12
Effect of dilutive
 securities:
Stock options ......       --        4        --            --        9       --
                        ----------------------------------------------------------
Diluted EPS:
Income available to
 common shareholders
 plus assumed
 conversions .......   $  826    9,967   $   .08        $1,074    9,338    $ .12
                       ===========================================================


                       WEST COAST BANCORP AND SUBSUDIARIES
                   NOTES TO CONSOLODATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
(4) LOANS

         A summary of loans follows:

                                             September 30,  December 31,
(in thousands)                                    2001         2000
                                             ---------------------------
Commercial loans not secured by real estate   $  37,721    $  38,081
Real estate mortgage loans ................      98,339       88,244
Real estate construction ..................       2,429        4,454
Personal loans not secured by real estate .       3,671        2,281
Unearned income, discounts and fees .......        (289)        (303)
                                              ---------    ---------
                                              $ 141,871    $ 132,757
                                              =========    =========

(5)      OTHER OPERATING INCOME

         A summary of other operating income follows:

                                    Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
(in thousands)                        2001   2000             2001   2000
                                    ----------------------------------------
Depositor charges .................   $184   $174             $560   $555
Service charges, commissions & fees     61     25              129     85
Other income ......................      7     23               26     36
                                      --------------------------------------
                                      $252   $222             $715   $676
                                      ======================================

(6)      OTHER OPERATING EXPENSES

         A summary of other operating expenses is as follows:

                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
(in thousands)                       2001      2000      2001      2000
                                  ---------------------------------------
Salaries and employee benefits    $ 1,152   $   963   $ 3,314   $ 2,914
Occupancy .....................       363       223       807       710
Customer service ..............       248       230       722       644
Professional services .........       180       191       556       363
Data processing ...............       148       165       426       448
Depreciation and amortization .       105       122       297       383
Advertising and promotion .....       104        50       234       133
Stationery and supplies .......        97        33       181        81
Telephone .....................        44        27        94        71
Collection ....................        17         2        33        21
Printing & postage ............        16        16        51        53
Regulatory fees and assessments        15        15        42        42
Insurance .....................         8         9        26        28
Net cost of operation of REO ..        --         6        --       (97)
Miscellaneous .................       167       145       461       353
                                  --------------------------------------
                                  $ 2,664   $ 2,197   $ 7,244   $ 6,147
                                  ======================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine month periods ended September 30, 2001 and 2000. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

Certain statements in this Report on Form 10-QSB constitute "forward-looking statements" under the Private Securities Litigation Act of 1995, which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to global, political and economic changes related to the terrorist attacks of September 11, 2001 and their aftermath, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. Factors that might cause West Coast not to merge into Sunwest include failure to obtain regulatory approval. For additional information concerning these factors, see "Item 1. Business - Summary of Business Considerations and Certain Factors that May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

GENERAL

The Company recorded net income of $222,000 and $826,000 or $.02 and $.08 per share, respectively, during the three and nine month periods ended September 30, 2001, as compared with net income of $312,000 and $1,074,000, or $.03 and $.12 per share, during the same respective periods in 2000. The decrease in earnings was primarily due to increased operating expenses during the three and nine months ended September 30, 2001, as compared to the same periods last year.

The Company had total assets, loans and deposits as follows:

                 September 30,   December 31,   September 30,  December 31,
(in thousands)       2001          2000            2000          1999
                 ----------------------------------------------------------
Total assets....   $230,218      $196,309        $180,114       $186,823
Loans ..........    141,871       132,757         126,505        133,008
Deposits .......    203,221       165,650         150,667        158,646


The $34 million increase in total assets from December 31, 2000 to September 30, 2001, occurred primarily due to increases of $21 million in mutual funds, $4 million in investment securities and a $9 million increase in loans at Sunwest. The increase in assets during this period was funded by increases of $38 million in deposits and $2 million in earnings and comprehensive income, partly offset by a decrease in Federal Home Loan Bank borrowings of $6 million. From December 31, 2000 to September 30, 2001, noninterest-bearing deposits increased $5 million, savings, money market and interest-bearing demand deposits increased $29 million, and time deposits increased $4 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The increase in net interest income in 2001 resulted primarily from higher volumes of interest-earning assets, offset in part by lower interest rate levels and a change in the mix of interest-earning assets. Average interest-earning assets increased $42 million, or 24% in the third quarter of 2001 compared to the third quarter of 2000 and increased $27 million, or 15% in the nine months ended September 30, 2001 compared to the same period in 2000.

The net interest margin (yield on interest-earning assets less the rate paid on interest-bearing liabilities) declined 76 basis points and 64 basis points in the three and nine months ended September 30, 2001, respectively, compared to the same respective periods in 2000. The net yield on interest-earning assets (net interest income divided by average earning assets) decreased 123 basis points in the third quarter of 2001 and 73 basis points in the first nine months of 2001 as compared to the same periods in 2000. This was a result of a decrease in the general level of interest rates during the past year and a shift in the mix of earning assets and deposits. Decreases in interest rates on earning assets were higher than the decreases in interest rates on interest-bearing liabilities. Loan yields were significantly impacted by a decrease in the "prime rate" of 350 basis points from the prior year.

The yield on interest-earning assets decreased primarily due to a decrease in loan yields of 135 basis points and 79 basis points in the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. This was caused by the decrease in the prime rate noted above. As a percentage of average earning assets, loans declined from 73% for the third quarter of 2000 to 62% for the third quarter of 2001 and mutual funds increased from 5% for the third quarter of 2000 to 18% for the third quarter of 2001. The yield on investment securities and mutual funds declined 83 basis points and 291 basis points, respectively, for the three months ended September 30, 2001, and 48 basis points and 196 basis points, respectively, for the nine months ended September 30, 2001, as compared to the prior comparable periods in 2000.

Interest expense decreased during the three and nine months ended September 30, 2001 as a result of lower deposit and borrowing interest rates. Average interest-bearing liabilities increased by $24 million and $9 million in the three and nine months ended September 30, 2001, respectively, as compared to the prior comparable periods in 2000. Average time deposits increased $2 million in the three months ended September 30, 2001, and decreased $4 million in the nine months ended September 30, 2001, as compared to the prior comparable periods in 2000. Time deposits decreased as a result of a decrease in average money desk deposits of $.3 million and $5 million in the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Average interest-bearing demand deposits increased $30 million and $19 million in the three and nine months ended September 30, 2001, respectively, as compared to the prior comparable periods in 2000. This was partially offset by a decline in average Federal Home Loan Bank borrowings of $8 million and $4 million in the three and nine months ended September 30, 2001, respectively, as compared to the prior comparable periods in 2000. Average other debt declined $.5 million in the three and nine months ended September 30, 2001, compared to the same period in 2000. The rates paid on interest-bearing liabilities decreased 18 basis points for the three months ended September 30, 2001, and increased 11 basis points for the nine months September 30, 2001, from year ago levels. This was due primarily to lower market rates and a shift in the mix of deposits. Included in the average interest-bearing demand deposits are average money market accounts which increased $27 million and $17 million in the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The shift to the money market accounts in 2001 caused the rates on average interest-bearing demand to increase by 11 basis points for the nine months ended September 30, 2001, compared to the same period in 2000. The decline in average money desk deposits contributed to the decline in rates on time deposits of 132 basis points and 40 basis points for the three and nine months ended September 30, 2001, respectively, as compared to the same period in 2000. The Company's deposits are concentrated in low and noninterest-bearing transaction accounts at September 30, 2001.

The following table sets forth the Company's average balance sheets, yields on earning assets, rates paid on interest-bearing liabilities, net interest margins and net yields on interest-earning assets for the three and nine month periods ended September 30, 2001 and 2000:


                                         Three months ended September 30,
                                      ------------------------------------------
                                              2001                      2000
                                      ------------------------   ------------------
                                      Average          Yields/   Average    Yields/
(dollars in millions)                 Balance           Rates    Balance    Rates
                                      ------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees ............   $   135.8         8.65%    128.5      10.00%
Investment securities ..............        43.5         7.03      38.4       7.86
Mutual Funds .......................        38.9         3.57       9.3       6.48
                                       -------------------------------------------
Total interest-earning assets ......       218.2         7.42     176.2       9.35

Allowance for loan losses ..........        (2.6)                  (2.5)
Cash and due from banks ............        10.5                   10.7
Other assets .......................         2.8                    3.8
                                       -------------------------------------------
                                        $  228.9               $   188.2
                                       ===========================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Time deposits ......................   $    44.8         4.49% $   43.0       5.81%
Interest-bearing demand deposits ...        78.1         2.24      47.7       2.42
Savings deposits ...................         4.1          .78       4.0       1.29
FHLB borrowings ....................         1.0         5.60       8.8       6.48
Other debt .........................          --           --        .5      16.10
                                       -------------------------------------------
Total interest-bearing liabilities .       128.0         3.01     104.0       4.18

Demand deposits ....................        75.2                   62.2
Other liabilities ..................         1.5                    2.4
Minority interest ..................        10.4                    8.7
Shareholders' equity ...............        13.8                   10.9
                                       -------------------------------------------
                                        $  228.9              $   188.2
                                       ===========================================
Net interest margin ................                    4.41%                 5.17%
Net yield on interest-earning assets                    5.65%                 6.88%



                                            Nine months ended September 30,
                                      ------------------------------------------
                                              2001                    2000
                                      --------------------    ------------------
                                      Average        Yields/  Average      Yields/
                                      Balance        Rates    Balance      Rates
                                      ------------------------------------------
ASSETS
Loans, net of unearned income,
     discounts and fees ............   $   135.5         9.02% $  132.6       9.81%
Investment securities ..............        41.3         7.26      38.9       7.74
Mutual Funds .......................        28.2         4.27       6.7       6.23
Federal funds sold .................          --           --        .1       5.33
                                       -------------------------------------------
Total interest-earning assets ......       205.0         8.01     178.3       9.22

Allowance for loan losses ..........        (2.6)                  (2.4)
Cash and due from banks ............        11.3                   10.2
Other assets .......................         2.8                    4.2
                                       -------------------------------------------
                                        $  216.5              $   190.3
                                       ==========================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Time deposits ......................   $    44.3         5.12% $   48.7       5.52%
Interest-bearing demand deposits ...        65.7         2.42      46.8       2.31
Savings deposits ...................         4.0         1.03       4.6       1.27
FHLB borrowings ....................         4.8         6.02       9.0       6.24
Other debt .........................          --           --        .5      18.79
                                       -------------------------------------------
Total interest-bearing liabilities .       118.8         3.52     109.6       4.09

Demand deposits ....................        72.6                   59.7
Other liabilities ..................         1.6                    2.0
Minority interest ..................        10.1                    8.4
Shareholders' equity ...............        13.4                   10.6
                                        ------------------------------------------
                                         $ 216.5              $   190.3
                                        ==========================================
Net interest margin ................                      4.49%               5.13%
Net yield on interest-earning assets                      5.97%               6.70%


The increases and decreases in interest income and expense and net interest income resulting from changes in average assets, liabilities and interest rates for the 2001 versus 2000 periods are summarized as follows:

                       Three Months Ended September 30,   Nine Months Ended September 30,
                       ------------------------------------------------------------------
                       Asset/      Interest              Asset/     Interest
                       Liability   Rate                  Liability  Rate
(in thousands)         Changes     Changes   Total       Changes    Changes   Total
                       ------------------------------------------------------------------
Changes in:
     Interest income    $   562   $  (631)   $   (69)   $ 1,054    $(1,069)   $   (15)
     Interest expense        77      (200)      (123)       (65)      (161)      (226)
                        -----------------------------------------------------------------
Net interest income     $   485   $  (431)   $    54    $ 1,119    $  (908)   $   211
                        =================================================================


The Company had $168,000 of loans on nonaccrual status on which the accrual of interest had been discontinued at September 30, 2001. If these loans had been current throughout their terms, it is estimated that net interest income would have increased by approximately $5,000 in the third quarter and $10,000 in the first nine months of 2001. This would have raised the net yield on interest-earning assets and the net interest margin by approximately one basis point during the three and nine months ended September 30, 2001.


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
(in thousands)                          2001      2000        2001       2000
                                     -------------------------------------------
Allowance for loan losses
     balance at beginning of period   $ 2,678    $ 2,472    $ 2,554    $ 2,457

Charge-offs .......................       (42)       (46)       (61)       (63)
Recoveries ........................         6         53         49         85
                                       -----------------------------------------
Net recoveries (charge-offs) ......       (36)         7        (12)        22
Transfer to reserves for
     unfunded commitments .........      (104)        --       (104)        --
Provision for loan losses .........       (28)        20         72         20
                                      ------------------------------------------
Allowance for loan losses
     balance at end of period .....   $ 2,510    $ 2,499    $ 2,510    $ 2,499
                                      ==========================================


All the above charge-offs and recoveries were at Sunwest. The net charge-offs during the three and nine months ended September 30, 2001, were primarily the result of one SBA loan that was charged off in the third quarter of 2001.

Management believes that the allowance for loan losses at September 30, 2001 of $2,510,000, or 1.8% of loans, was adequate to absorb known and inherent risks in the Company's loan portfolio. The ultimate collectibility of a substantial portion of the Company's loans, as well as its financial condition, is affected by general economic conditions and the real estate market in California. California has experienced, and may continue to experience, volatile economic conditions. These conditions have adversely affected certain borrowers' ability to repay loans. A deterioration in economic conditions could result in a deterioration in the quality of the loan portfolio and high levels of nonperforming assets, classified assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Company.

A summary of nonperforming assets follows:

                         September 30,    December 31,  September 30,  December 31,
(dollars in thousands)       2001           2000         2000            1999
                          ---------------------------------------------------------
Nonaccrual loans ......   $  168          $ -            $ -             $  505
Loans 90 days past due
     and still accruing       --           --             --                 --
                           --------------------------------------------------------
Nonperforming loans ...      168           --             --                505
Real estate owned .....       --           --              7                502
                          ---------------------------------------------------------
Nonperforming assets ..   $  168          $ -              7             $1,007
                          =========================================================
Nonperforming loans/
    Total loans .......      .12%         .00%           .00%               .38%
Nonperforming assets/
    Total assets ......      .07%         .00%           .00%               .54%
                          =========================================================


Nonperforming assets have increased from zero at December 31, 2000 to $168,000 at September 30, 2001. The increase is due primarily to one SBA loan that went on nonaccrual in the second quarter of 2001.

The Company's real estate owned had zero book value as of September 30, 2001 and December 31, 2000 as it was fully reserved as of those dates.

Restructured loans that were performing substantially in accordance with their modified terms totaled $2.0 million at September 30, 2001. No restructured loans were on nonaccrual status at September 30, 2001.

OTHER OPERATING INCOME

Other operating income increased by $30,000 and $39,000 for the three and nine months ended September 30, 2001, respectively, as compared with the same periods in 2000. See note (5) of the notes to consolidated financial statements.

OTHER OPERATING EXPENSES

Other operating expenses increased $467,000 and $1,097,000 in the three and nine months ended September 30, 2001, respectively, from the same periods in 2000. The increase was primarily attributed to the increases in salaries and employee benefits, occupancy, and professional services. Salaries and employee benefits increased $189,000 and $400,000, or 20% and 14%, for the three and nine months of 2001, respectively, as compared to the same periods in 2000. Number of employees increased from 61 at September 30, 2000 to 67 at September 30, 2001, a 10% increase. As a result of the pending reorganization between West Coast and Sunwest, professional services increased $193,000, or 53%, for the nine months of 2001, as compared to the same period in 2000. Occupancy increased $140,000, or 63%, and $97,000, or 14%, for the three and nine months of 2001, respectively, as compared to the same periods in 2000. The increase was partially offset by depreciation and amortization expense which decreased $17,000, or 14%, and $86,000, or 22%, for the three and nine month periods in 2001, respectively. See note (6) of the notes to consolidated financial statements.

Total other operating expenses expressed as a percentage of average assets and total revenues follows:

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
(dollars in thousands)                      2001     2000          2001      2000
                                         -------------------------------------------
Other operating expenses .............   $ 2,664   $ 2,197      $ 7,244     $ 6,147
Other operating expenses
     (annualized)/average assets .....       4.7%      4.7%         4.5%        4.3%
Other operating expenses/net interest
     Income and other operating income      79.8%     67.5%        73.2%       63.7%
                                         ===========================================

The Company anticipates higher other operating expenses in 2001 related to continued growth and the development of new products and services. The Company is currently assessing its facilities needs in light of its expected future growth and possible expansion into other areas of Orange County. Sunwest recently entered into a lease agreement for its new Tustin Corporate headquarters and Tustin branch location.

The Company leases certain facilities for corporate offices and branch operations and equipment under non-cancelable long-term operating leases. Facility lease expense for the three months ended September 30, 2001 and 2000 was approximately $ 367,000 and $ 187,000, respectively, and $834,000 and $535,000 for the nine months ended September 30, 2001 and 2000. Rents paid were offset by rental income of $102,000 and $56,000 for the three months ended September 30, 2001 and 2000, respectively, and $301,000 and $152,000 for the nine months ended September 30, 2001 and 2000.

Future minimum facilities lease commitments under all non-cancelable leases at September 30, 2001 are approximately $9.9 million. The minimum lease payments include the new lease that the Company entered into during 2001 when it moved its corporate headquarters, Tustin branch and back office functions to another location. The Company's rental expense is higher at the new location and has spent approximately $175,000 in tenant improvements and $512,000 in furniture, fixtures and equipment in 2001.

Total minimum sublease rental income to be received in the future under non-cancelable subleases is $1 million.

INCOME TAXES

The Company recognized income tax expense of $286,000 and $446,000 during the three months ended September 30, 2001 and 2000, respectively. Income tax expense of $1,047,000 and $1,488,000 were recognized during the nine months ended September 30, 2001 and 2000, respectively. Income tax expense is lower in 2001 due to lower earnings.

LIQUIDITY

The Company

Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals.

The principal sources of funds that provide liquidity for Sunwest are maturities of investment securities and loans, collections on loans, increased deposits and temporary borrowings. The Company's liquid asset ratio (the sum of cash, investments available-for-sale, excluding pledged amounts, and Federal funds sold divided by total assets) was 27% at September 30, 2001 and 19% at December 31, 2000. The Company believes it has sufficient liquid resources, as well as available credit facilities, to enable it to meet its operating needs.

THE PARENT COMPANY

West Coast's sources of liquidity are limited. West Coast has relied on sales of assets and borrowings from officers/directors as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. At September 30, 2001, Sunwest had the ability to pay cash dividends of $1,735,000 to West Coast.

During the first nine months of 2001, West Coast did not receive any dividends from its subsidiaries. West Coast does not currently expect to receive dividends from its subsidiaries during 2001.

At September 30, 2001, West Coast had cash and short-term investments totaling $98,000. No significant cash receipts are expected for the remainder of 2001.

West Coast anticipates cash expenditures during 2001 to consist of other operating expenses. West Coast anticipates that other operating expenses will be approximately $30,000 during the remainder of 2001. Funds to meet cash needs will come from current cash resources supplemented by sales of assets.

CAPITAL RESOURCES AND DIVIDENDS

The Company had a 13.30%, 14.55% and 10.54% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 2001 respectively. Sunwest had a 13.28%, 14.53% and 10.52% Tier 1 risk-based capital, total risk-based capital and leverage ratio at September 30, 2001, respectively. These are above the regulatory minimums of 4.00%, 8.00% and 4.00%, respectively. Sunwest is classified as a "Well Capitalized" depository institution.

The Company had no other material commitments for capital expenditures as of September 30, 2001.

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




WEST COAST BANCORP




/s/ Eric D. Hovde                                   November 2, 2001
-----------------------------------------           ---------------------
Eric D. Hovde                                       Date
Chief Executive Officer





/s/ Frank E. Smith                                  November 2, 2001
-----------------------------------------           ----------------------
Frank E. Smith                                      Date
Chief Financial Officer